Form 10-Q
period 1998-09-30
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 1998-12-29
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


     (Mark One)
       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1998
                                OR

       [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    --------------
                        Commission File Number  333-61433

                                  EPIC RESORTS, LLC
                (Exact name of registrant as specified in its charter)


             DELAWARE                               23-2888968
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      1150 FIRST AVENUE, SUITE 900
       KING OF PRUSSIA, PA                                     19406
    (Address of principal executive offices)                 (Zip Code)


   Registrant's telephone number, including area code:        (610) 992-0100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes          No   X

As of September 30, 1998, 1,118,000 Membership Interests of the Registrant were outstanding.

                                        INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

   Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets - September 30, 1998 and
         December 31, 1997                                                  3

         Consolidated Statements of Operations - Three and Nine Months
         Ended September 30, 1998 and 1997                                  4

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1998 and 1997                                        5

         Notes to Consolidated Financial Statements                         6

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                            8



PART II - OTHER INFORMATION

Item 2 - Changes in Securities.                                            14

Item 6 - Exhibits and Reports on Form 8-K                                  14


                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,      December 31,
                                                                                                1998               1997
                                                                                                ----               ----
                                                                                             (unaudited)

                                        ASSETS

Cash and cash equivalents                                                                $      6,558,419     $        248,079

Cash in escrow                                                                                 17,703,239               53,142

Mortgages receivable, net of allowance of $1,332,305 and  $750,061 as of
September 30, 1998 and December 31, 1997, respectively (Note 5)                                51,984,075           37,147,850

Inventory                                                                                      72,892,964            7,962,552

Property and equipment, net                                                                    10,330,070            9,971,388

Deferred financing costs, net                                                                   6,465,018              677,159

Other assets                                                                                    1,004,933              228,004
                                                                                         ----------------     ----------------

             Total assets                                                                $    166,938,718     $     56,288,174
                                                                                         ----------------     ----------------
                                                                                         ----------------     ----------------

                            LIABILITIES AND MEMBER'S EQUITY

Accounts payable                                                                         $        603,175     $        983,704

Accrued expenses                                                                                  699,759              577,143

Accrued interest payable                                                                        3,881,598                   --

Advance deposits                                                                                   67,038               53,142

Notes payable (Notes 2 and 5)                                                                  21,247,664           42,890,714

Senior secured notes payable                                                                  127,332,994                   --
                                                                                         ----------------     ----------------

             Total liabilities                                                                153,832,228           44,504,703
                                                                                         ----------------     ----------------

Minority Interest                                                                                      --             1,205,769

Commitments and contingencies                                                                          --                    --

Warrants                                                                                        2,757,000                   --

Member's equity                                                                                10,349,490           10,577,702
                                                                                         ----------------     ----------------

             Total liabilities and member's equity                                       $    166,938,718     $     56,288,174
                                                                                         ----------------     ----------------
                                                                                         ----------------     ----------------


   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the Three Months                For the Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                                  -------------------                -------------------
                                                                 1998             1997              1998             1997
                                                                 ----             ----              ----             ----
Revenue:
    Sales of vacation ownership interests                  $     10,678,012  $     9,358,319  $     27,343,596  $    22,944,558
    Resort operations                                             2,096,363        1,666,008         5,512,542        5,526,166
    Interest income                                               1,558,470          932,719         4,069,740        2,449,843
                                                           ----------------  ---------------  ----------------  ---------------

                                                                 14,332,845       11,957,046        36,925,878       30,920,567
                                                           ----------------  ---------------  ----------------  ---------------

Costs and expenses:
    Cost of sales of vacation ownership interests                 2,435,187        2,323,527         6,296,029        5,411,987
    Resort operations                                             1,346,525        1,379,938         3,366,650        4,053,413
    Selling and marketing costs                                   4,037,883        3,836,655        10,486,504        8,901,153
    General and administrative                                    1,662,944          941,116         3,428,116        2,349,245
    Provision for doubtful accounts                                 418,222          465,041         1,116,165        1,041,130
    Depreciation                                                    154,015          175,812           529,680          584,024
    Financing and closing costs                                     289,630          149,521           868,548          445,843
    Interest expense                                              4,829,937          884,805         6,900,277        2,663,873
                                                           ----------------  ---------------  ----------------  ---------------

                                                                 15,174,343       10,156,415        32,991,969       25,450,668
                                                           ----------------  ---------------  ----------------  ---------------
(Loss) income before minority interest and
   extraordinary item                                              (841,498)       1,800,631         3,933,909        5,469,899

Minority interest                                                       --           206,137         1,189,677        1,207,840
                                                           ----------------  ---------------  ----------------  ---------------

(Loss) income before extraordinary item                            (841,498)       1,594,494         2,744,232        4,262,059

Extraordinary loss on extinguishment of debt                     (2,722,027)             --         (2,722,027)             --
                                                           ----------------- ---------------  ----------------- --------------

Net (loss) income                                          $     (3,563,525) $     1,594,494  $         22,205  $     4,262,059
                                                           ----------------- ---------------  ----------------- --------------
                                                           ----------------- ---------------  ----------------- --------------

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORT, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                        -------------
                                                                                    1998             1997
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $         22,205  $     4,262,059
    Adjustments to reconcile net income to net cash used in operating activities-
          Depreciation                                                                 529,680          584,024
          Amortization                                                               1,030,742           27,967
          Provision for doubtful accounts                                            1,116,165        1,041,130
          Minority interest                                                          1,189,677        1,207,840
          Change in assets and liabilities--
              Mortgages receivable                                                 (15,952,390)     (13,546,580)
              Inventory of vacation ownership intervals                            (64,025,858)       2,314,804
              Other assets                                                            (776,929)         (83,878)
              Accounts payable                                                        (380,529)         232,885
              Accrued expenses                                                         122,616          (50,017)
              Accrued interest payable                                               3,881,598              --
              Advance deposits                                                          13,896           (8,749)
                                                                              ----------------  ---------------

                Net cash used in operating activities                              (73,229,127)      (4,018,515)
                                                                              ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                (888,362)        (476,895)
                                                                              ----------------  ---------------

                Net cash used in investing activities                                 (888,362)        (476,895)
                                                                              ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                     11,916,421       17,186,646
    Proceeds from bridge loan                                                       55,414,252              --
    Proceeds from senior secured notes payable                                     130,000,000              --
    Payments on notes payable and bridge loan                                      (88,973,723)     (10,447,830)
    Placement of cash in escrow                                                    (17,650,097)        (106,934)
    Payment of deferred financing costs                                             (6,728,607)        (237,000)
    Purchase of minority interest                                                   (3,300,000)             --
    Contributions from sole member                                                     163,223          400,746
    Distributions to sole member                                                      (413,640)      (2,222,408)
                                                                              ----------------  ---------------

                Net cash provided by financing activities                           80,427,829        4,573,220
                                                                              ----------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            6,310,340           77,810

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         248,079           27,135
                                                                              ----------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $      6,558,419  $       104,945
                                                                              ----------------  ---------------
                                                                              ----------------  ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                             $      2,810,047  $     2,765,678
                                                                              ----------------  ---------------
                                                                              ----------------  ---------------

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




1. BACKGROUND:

Epic Resorts, LLC and its wholly-owned subsidiaries (the "Company") generate revenue from the sale and financing of vacation ownership interests in its resorts, which entitle the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity ("Vacation Ownership Interests"). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Ownership Interests in its resorts, and (iii) providing customer financing to individual purchasers of Vacation Ownership Interests at its resorts. The Company also generates income from the transient rental of resort accommodations.

The Company was formed in June 1998 to merge with Epic Resorts, Inc., which had been formed to combine the ownership of London Bridge Resort, Inc. and the 55% limited partnership interest and 1% general partnership interest in Daytona Beach Regency, Ltd., each owned by Thomas F. Flatley, the Company's President, and their vacation ownership acquisition and development businesses.

On June 30, 1998, the Company used the proceeds from a $55.4 million bridge loan to purchase the following resorts: Scottsdale Links Resort (a 228-suite complex in Scottsdale, Arizona), Palm Springs Marquis Villas (a 101-suite complex in Palm Springs, California) and Westpark Resort (a 152-suite complex in Las Vegas, Nevada). The Company also purchased the remaining 44% limited partnership interest in Daytona Beach Regency, Ltd.

On July 8, 1998, the Company issued 130,000 Units, representing $130 million principal amount of 13% Senior Secured Redeemable Notes due 2005 (the "Original Notes") and warrants to purchase membership interests in the Company or warrants to purchase common stock in Epic Warrant Co., in a private placement offering (the "Offering") pursuant to Rule 144A of the Securities Act of 1933. Proceeds of the Offering were used by the Company (i) to repay the $55.4 million bridge loan; (ii) to repay $23.8 million of certain indebtedness of the Company; (iii) to fund an escrow of the first two interest payments under the Notes of $16.9 million; (iv) for working capital and general corporate purposes and (v) to pay fees and expenses related to the Offering and resort acquisitions. Proceeds of the Offering were also used by the Company to acquire the Planter's Quarters Resort on the island of Hilton Head in South Carolina on July 8, 1998 for a cash purchase of $3.8 million and assumption of approximately $4.0 million of debt, which was immediately repaid. This resort contains 36 two and three bedroom suites.

On August 13, 1998 the Company filed a registration statement with the Securities and Exchange Commission relating to its offer to exchange (the "Exchange Offer") its 13% Senior Secured Redeemable Notes due 2005, Series B (the "Exchange Notes") for all outstanding Original Notes. The Exchange Notes contain substantially the same terms as the Original Notes. The Original Notes and the Exchange Notes are fully, unconditionally, jointly and severally, guaranteed by all of the Company's subsidiaries, except Epic Master Funding Corporation ("Epic Funding"). As a result, separate financial statements of the Guarantor subsidiaries will not be presented. As of September 30, 1998, Epic Funding had inconsequential assets, liabilities and equity.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations under the Securities and Exchange Act of 1934, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial condition and results of operations have been made. Operating results for the three-month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. NEW RECEIVABLES FACILITY:

In September 1998, the Company entered into a $75 million non-recourse vacation ownership loan participation facility (the "New Receivables Facility") with a financial institution. Under the facility, the Company will sell its Vacation Ownership Interest Receivables on a non-recourse basis. The commitment provides for advance rates of 88% of the lesser of (i) the unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. Borrowings under the facility will bear interest at LIBOR plus 1.50%, reset daily.

3. RELATED PARTY TRANSACTIONS:

In the normal course of operations, an affiliate of Mr. Flatley provides the Company with administrative services including payroll and insurance processing. The Company recorded expenses of $363,177 for the nine months ended September 30, 1998 related to these services. All of the expenses recorded related to the first six months of the nine-month period ended September 30, 1998. No expenses were recorded during the three months ended September 30, 1998. During 1998, Mr. Flatley advanced the Company $385,484 for down payment deposits in regard to the additional resort purchases which was reimbursed in July 1998.

4. EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

In connection with the Offering, the Company incurred prepayment penalties totaling approximately $2.1 million and expenses associated with unamortized deferred financing costs of approximately $0.6 million. These expenses have been reflected as an extraordinary loss in the accompanying statements of operations for the three and nine months ended September 30, 1998.

5. SUBSEQUENT EVENTS:

In October 1998, the Company consummated its first funding under the New Receivables Facility and used a portion of the proceeds to pay off the remaining outstanding notes payable balance of $21.3 million. In December 1998, the Company consummated its Exchange Offer.

                                EPIC RESORTS, LLC

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Epic Resorts, LLC, a Delaware limited liability company (the "Company"), was formed in June 1998 to merge with Epic Resorts, Inc., which had been formed to combine the ownership of the London Bridge Resort and the Daytona Beach Regency, and their vacation ownership acquisition and development businesses. London Bridge Resort was acquired in 1986 by London Bridge Resort, Inc., a Delaware corporation wholly-owned by Thomas F. Flatley, the Company's President. In 1991, the conversion of the London Bridge Resort into a vacation ownership resort was completed and sales of Vacation Ownership Interests at such resort commenced. In April 1996, the Daytona Beach Regency was acquired by Daytona Beach Regency, Ltd. and sales of Vacation Ownership Interests commenced at such resort in November 1996. In connection with the private placement of the Company's $130 million Senior Secured Redeemable Notes due 2005 (the "Notes") in July 1998 (the "Offering"), Epic Resorts, Inc. was merged into Epic Resorts, LLC and certain of its subsidiaries were merged into limited liability companies. Mr. Flatley simultaneously contributed his membership interests in certain of such subsidiaries to the Company (the "Restructuring"). Financial statements for periods prior to the Restructuring have been restated to combine the assets, liabilities, equity and results of operations of London Bridge Resort, Daytona Beach Regency and the Company.

The Company generates revenues from the sale and financing of Vacation Ownership Interests at its resorts, as well as from resort operations which include commercial rentals, food and beverage sales, green fees, rentals of suites available at the Company's resorts and from fees associated with managing the vacation ownership resorts.

The Company recognizes revenue from Vacation Ownership Interest sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the Vacation Ownership Interests sold. In cases where all development has not been completed, the Company will recognize revenue in accordance with the percentage of completion method of accounting. Under this method of revenue recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs.

The Company has been dedicating greater resources to the acquisition and development of vacation ownership projects. Costs associated with the acquisition and development of vacation ownership resorts, including carrying costs, are capitalized as inventory and allocated to cost of sales as the respective revenue is recognized.

At each of the Company's existing resort properties currently in operation, a Homeowners Association (each an "Association") is established. Each Association is a not-for-profit corporation and operates primarily to collect the assessments from its members and remit to the developer of the property the Association's pro-rata share of direct and allocated expenditures including real estate taxes, property insurance, grounds maintenance, utility costs and housekeeping services. Typically, the Association reimburses the developer or property manager for the Association's pro-rata share of such expenditures. The Company intends to establish an Association at each of its newly acquired resorts.

RESULTS OF OPERATIONS

The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the statements of operations for the three and nine months ended September 30, 1998 and 1997, and presents an analysis of the financial condition of the Company as of September 30, 1998.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. For the three months ended September 30, 1998, the Company generated total revenues of $14.3 million compared to $12.0 million for the three months ended September 30, 1997, an increase of $2.3 million, or 19.2%. This increase is primarily the result of $1.3 million increase in sales of Vacation Ownership Interests to $10.7 million in 1998 from $9.4 million in 1997, an increase of 13.8%. Sales of Vacation Ownership Interests include the new sales activities at the Planter's Quarters Resort of $0.9 million for the three months ended September 30, 1998.

Resort operations revenue increased 23.5% to $2.1 million for the three months ended September 30, 1998 from $1.7 million for the comparable period in 1997, as a result of additional resort revenues from the newly acquired resorts.

Interest income increased 66.7% to $1.5 million for the three months ended September 30, 1998 from $0.9 million for the comparable period in 1997 due to an increase in the principal amount of net customer mortgages receivable to $52.0 million from $33.5 million.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 22.4% for the three months ended September 30, 1998 from 24.5% for the comparable period in 1997. This decrease was attributable to the increase in the average sales price of Vacation Ownership Interests at London Bridge Resort and Daytona Beach Regency.

RESORT OPERATIONS EXPENSE. Resort operations expense decreased 7.1% to $1.3 million for the three months ended September 30, 1998 from $1.4 million for the comparable period in 1997, reflecting increased reimbursements from the Associations which more than offset increased operation expenses from the newly acquired resorts.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Interests decreased to 37.8% for the three months ended September 30, 1998 from 41.0% for the comparable period in 1997. This decrease was primarily a result of increases in the average sales price of Vacation Ownership Interests and the development of more efficient sales and marketing programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.7 million for the three months ended September 30, 1998 from $0.9 million for the comparable period in 1997. As a percentage of Sales of Vacation Ownership Interests and resort operations revenue, general and administrative expenses increased to 13.3% for the three months ended September 30, 1998 from 9.0% for the comparable period in 1997 primarily as a result of increased staffing and start-up costs incurred prior to the commencement of sales operations at the newly acquired resorts.

INTEREST EXPENSE. Interest expense increased to $4.9 million for the three months ended September 30, 1998 from $0.8 million for the comparable period in 1997 reflecting the interest on the $130 million Senior Secured Redeemable Notes issued by the Company in July 1998 (the "Notes").

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of sales of Vacation Ownership Interests declined to 3.9% for the three months ended September 30, 1998 from 5.0% for the comparable period in 1997 which reflects the Company's increased monitoring and collection procedures associated with customer notes receivable.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. The Company generated total revenues of $27.3 million for the nine months ended September 30, 1998 as compared to $22.9 million for the comparable period in 1997, an increase of $4.4 million, or 19.2%. This increase primarily reflects the $3.2 million increased sales growth at Daytona Beach Regency to $14.1 million for the nine months ended September 30, 1998 from $10.9 million for the comparable period in 1997 as well as the new sales activities of $0.9 million at the Planter's Quarters Resort.

Resort operations revenue remained constant at $5.5 million for the nine months ended September 30, 1998 and 1997. Revenue decreases of $0.3 million at both London Bridge Resort and Daytona Beach Regency resulted from decreasing availability of suites for rent in 1998 due to the continued conversion of suites to Vacation Ownership Interests. These decreases were offset by increased activity at the newly acquired resorts of $0.6 million for the nine months ended September 30, 1998.

Interest income increased 64.0% to $4.1 million for the nine months ended September 30, 1998 from $2.5 million for the comparable period in 1997 due to an $18.5 million increase in the principal amount of net customer mortgages receivable to $52.0 million in 1998 from $33.5 million in 1997.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 23.1% for the nine months ended September 30, 1998 from 23.6% for the comparable period in 1997. This decrease was attributable to the increase in average sales price of Vacation Ownership Interests at London Bridge and Daytona Beach Regency.

RESORT OPERATIONS EXPENSE. Resort operations expense decreased 17.1% to $3.4 million for the nine months ended September 30, 1998 from $4.1 million for the comparable period in 1997, resulting from increased reimbursements from the Associations for such period in 1998.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Interests decreased to 38.5% for the nine months ended September 30, 1998 from 38.9% for the comparable period in 1997. This decrease was primarily a result of increases in the average sales price of Vacation Ownership Interests and the development of more efficient sales and marketing programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.4 million for the nine months ended September 30, 1998 from $2.3 million for the comparable period in 1997. As a percentage of Sales of Vacation Ownership Interests and resorts operations revenue, general and administrative expenses increased to 10.7% for the nine months ended September 30, 1998 from 8.1% for the comparable period in 1997 which was attributable to the increased staffing and start-up costs incurred prior to the commencement of sales operations at the newly acquired resorts.

INTEREST EXPENSE. Interest expense increased to $6.9 million for the nine months ended September 30, 1998 from $2.7 million for the comparable period in 1997 reflecting the additional interest on Notes issued in July 1998.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of Sales of Vacation Ownership Interests decreased to 4.0% for the nine months ended September 30, 1998 from 4.4% for the comparable period in 1997 which reflects the Company's increased monitoring and collection procedures associated with customer notes receivable.

CHANGES IN FINANCIAL CONDITION

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Cash and cash equivalents increased by $6.3 million and $0.1 million for the nine months ended September 30, 1998 and 1997, respectively.

Net cash used in operating activities was $73.2 million and $4.0 million for the nine months ended September 30, 1998 and 1997, respectively. The net change is primarily attributable to the acquisition of the four additional resorts for a cash purchase price of $64.0 million during the nine months ended September 30, 1998.

Net cash used in investing activities was $0.9 million and $0.5 million for the nine months ended September 30, 1998 and 1997, respectively.

Net cash provided by financing activities was $80.4 million and $4.6 million for the nine months ended September 30, 1998 and 1997, respectively. The net change is primarily attributable to $130.0 million proceeds received on July 8, 1998 from the Offering, which was used to purchase the new resorts as discussed above, as well as the payoff of a $55.4 million bridge loan, the repayment of $23.8 million of outstanding debt and the payment of deferred financing costs of $6.7 million (including prepayment penalties of approximately $2.1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations through the sale and financing of Vacation Ownership Interests, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Ownership Interests, the Company generates cash from operations from customer downpayments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgages receivable. The Company generates additional cash from the financing of Vacation Ownership Interests equal to the difference between the interest charged on the customer mortgages receivable and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable. The Company will generate additional cash flow from its Vacation Ownership Interests Receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of the New Receivables Facility upon completion of securitizations of such receivables.

The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold Vacation Ownership Interests, customer mortgages receivable and other assets. As of September 30, 1998, the Company had $21.3 million of outstanding notes payable secured by its land, Vacation Ownership Interests and customer mortgages receivable under its existing receivables facility. In October 1998, this existing receivables facility was repaid and terminated with the proceeds from the Company's New Receivables Facility (discussed below).

In September 1998, the Company entered into a non-recourse $75 million vacation ownership loan participation facility with a financial institution (the "New Receivables Facility"). Under this facility, the Company will sell its Vacation Ownership Interest Receivables to a limited purpose, bankruptcy remote subsidiary of the Company, and the financial institution will purchase from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests will be paid to the Company as consideration for the receivables sold to the subsidiary. The New Receivables Facility provides for advance rates of 88% of the lesser of (i) the unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. Borrowings under the New Receivables Facility will bear interest at LIBOR plus 1.50%, reset daily. The New Receivables Facility will provide non-recourse interim funding for the Vacation Ownership Interests Receivable pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by the New Receivables Facility.

The Company's capital resources are provided from the following sources: (i) cash flows from operations, (ii) proceeds from the New Receivables Facility and
(iii) proceeds from the Offering designated for working capital and general corporate purposes. In addition, $16.9 million of the net proceeds of the Offering, representing an amount equal to the first two interest payments under the Notes, was placed into an escrow account to be held by an escrow agent for the benefit of the holders of the Notes to pay interest on the Notes. The escrow funds may be disbursed to the extent necessary to make the first interest payment on the Notes.

Thereafter, the Company must at all times maintain escrow funds in an escrow account sufficient to make the next required interest payment on the Notes.

The Company intends to pursue a growth-oriented strategy; accordingly, the Company may, from time to time acquire, among other things, additional vacation ownership resorts and additional land upon which vacation ownership resorts may be developed, and companies operating quality resorts or having vacation ownership assets, management, sales or marketing expertise commensurate with the Company's operations in the vacation ownership industry.

The Company believes that the net proceeds to the Company from the Offering designated for working capital and general corporate purposes, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through December 1999. The Company may, in future, require additional credit facilities or issuances of other debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as management deems prudent.

YEAR 2000

The Company has conducted tests of its existing computer hardware and software and determined that they are Year 2000 compliant. Because most of its computer hardware and software is less than two years old, the Company believes that its exposure to Year 2000 problems with respect to this hardware and software is minimal. The Company is actively working with its suppliers and third party service providers, including its receivable servicing providers and the vacation ownership exchange networks with which it is affiliated to assess their compliance efforts, as well as the Company's potential exposure to the failure of such suppliers and third party service providers to become Year 2000 compliant. While the Company believes that such exposure is minimal, there can be no assurance that the systems of suppliers or third party service providers are Year 2000 compliant, or that the failure of such suppliers or third party service providers to be Year 2000 compliant will not have a material adverse effect on the Company.

                                       PART II

ITEM 2.   CHANGES IN SECURITIES.

  (a)   Inapplicable

  (b)   Inapplicable

  (c) Recent Issues of Unregistered Securities. The Company sold securities that were not registered under the Securities Act in the following transaction during the quarter ended September 30, 1998:

        On July 8, 1998, the Company and a wholly owned, non-operating subsidiary, Epic Capital Corp. offered and sold 130,000 units (the "Units") representing $130,000,000 principal amount of 13% Senior Secured Redeemable Notes due 2005 (the "Notes") and warrants to purchase membership interests ("LLC Warrants") in the Company or shares ("Corporate Warrants") of common stock of Epic Warrant Co., another wholly owned non-operating subsidiary of the Company (the "Offering"). NatWest Capital Markets Limited acted as the initial purchaser in the Offering and purchased the Notes at a discount of 3.5%. The transaction was effected pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance upon the representations of the purchaser of the Units and its agreement to resell such securities only pursuant to a registration statement or in a transaction exempt from the registration requirements of the Securities Act.

        The warrants are exercisable at any time prior to June 15, 2005 for an exercise price of $0.01 per warrant. Each Corporate Warrant is exercisable for one share of Common Stock of Epic Warrant Co., and each LLC Warrant is exercisable for one membership interest in the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   Exhibits.

        Exhibit 27 - Financial Data Schedule.

  (b) Reports. No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EPIC RESORTS, LLC



Date: December 29, 1998       By:  /s/ Scott J. Egelkamp
      -----------------           -------------------------------------
                                    Scott J. Egelkamp
                                    Vice  President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                     Financial Officer)