Form 10-K405
period 1998-12-31
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 1999-03-31
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-61433

                            ------------------------

                               EPIC RESORTS, LLC

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             23-2888968
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

        1150 FIRST AVENUE, SUITE 900                      19406
            KING OF PRUSSIA, PA                        (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (610) 992-0100

        Securities registered pursuant to Section 12(b) of The Act: NONE

        Securities registered pursuant to Section 12(g) of The Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    As of March 30, 1999, 1,118,000 Membership Interests of the Registrant were outstanding.

                   Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

HISTORY AND OWNERSHIP

    Epic Resorts, LLC, a Delaware limited liability company (the "Company"), was formed in June 1998 to merge with Epic Resorts, Inc. Epic Resorts, Inc. had been formed to combine the ownership of the London Bridge Resort and the Daytona Beach Regency and their vacation ownership acquisition and development businesses. London Bridge Resort was acquired in 1986 by London Bridge Resort, Inc., a Delaware corporation wholly owned by Thomas F. Flatley, the Company's President. In April 1996, the Daytona Beach Regency Resort was acquired by Daytona Beach Regency, Ltd., a limited partnership of which Mr. Flatley is the general partner.

    In connection with the private placement of $130 million aggregate principal amount of the Company's Senior Secured Redeemable Notes due 2005 (the "Notes") in July 1998, Epic Resorts, Inc. was merged into Epic Resorts, LLC and certain of its subsidiaries were merged into limited liability companies. Mr. Flatley simultaneously contributed his membership interests in certain of those subsidiaries to the Company. In connection with the issuance of the Notes, the Company acquired four new resorts (Desert Paradise Resort, Scottsdale Links Resort, Palm Springs Marquis Villas and Island Links Resort) and purchased the limited partnership interests in Daytona Beach Regency, Ltd. not owned by Mr. Flatley.

EPIC'S VACATION OWNERSHIP BUSINESS

    The Company is a nationwide developer and marketer of vacation ownership resorts located in major tourist destinations. Vacation ownership interests typically entitle the buyer to a fully furnished vacation residence in any one of the Company's six resorts based on the number of points purchased in Epic Vacation Club, a nonprofit corporation operated by the Company (the "Club"). The Club holds units of each of the Company's resorts which are transferred into the Club by each of the Company's operating subsidiaries when the units are developed or purchased by the applicable subsidiary. The Company converted its operations to this vacation club system in January 1999. Prior to this time, a customer would purchase a one-week interest at one particular resort, and would receive a deed evidencing their purchase. The Company now sells points ("Club Points") in the Club, which entitle the purchaser to reserve units at any of the Company's six resorts and in increments as short as [one day]. A customer now has access to all of the Company's resorts, as well as over 1,500 other resorts worldwide through the Company's participation in vacation ownership interest exchange networks. The vacation club system offers the Company's customers greater flexibility in their vacation planning, a wider variety of vacation options, and easier access to the Company's network of resorts.

    The Company's six resorts are located in Las Vegas, Nevada; Scottsdale, Arizona; Palm Springs, California; Daytona Beach, Florida; Lake Havasu City, Arizona; and Hilton Head, South Carolina.

    The Company markets and sells its deeded vacation ownership interests and Club Points (collectively, "Vacation Ownership Interests") through both on-site and off-site sales centers. In addition, the Company generates income through the rental of available suites at its resorts. The Company sells Vacation Ownership Interests to purchasers for leisure purposes and not for investment purposes.

EPIC VACATION CLUB

    The Club is a Delaware nonprofit, non stock corporation formed by the Company in 1998. The Club's articles of incorporation provide that it was formed for the specific purpose of owning and managing the real property conveyed to it by the Company and its resort subsidiaries. Purchasers of Club Points ("Purchasers") receive the right to reserve time at any of the resort units conveyed to the Club as well as the right to vote to elect the Club's board members and to vote on major Club matters. The number of votes that each Purchaser has is based on the number of Club Points the Purchaser owns.

    The Club maintains a reserve, funded from the annual assessments collected from Purchasers, which is used to maintain and upgrade the interiors and furnishings of the resort units, and the exteriors and common areas of the resorts in which the Club owns all of the units. The Club collects maintenance dues from Purchasers based on the number of Club Points owned. Currently, the annual dues are $237 for the first 5,000 Club Points owned, plus $72 for each additional increment of 2,500 Club Points owned. These dues are intended to cover the Club's operating costs, including condominium association dues at each resort. The Company will pay association dues for all unsold Club Points.

    The vacation club system provides Purchasers with significant flexibility in planning their vacations. Under this system, Purchasers can select vacations according to their schedules, space needs and available Club Points. The number of Club Points that are required to stay one day at one of the Company's resorts varies depending upon the particular resort, the size of the unit, the season and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 825 Club Points per night off-season and 1,450 Club Points per night in peak season. A midweek stay at the same one-bedroom unit would require less Club Points. Club Points are reissued on an anniversary date basis and any unused Club Points may be carried over for one year. A Purchaser may also borrow Club Points from their allotment for the next year.

    In addition, Purchasers may also buy bonus time from the Club for use when space is available. Bonus time can only be reserved within two weeks of use. Bonus time gives customers the opportunity to use available units on short notice at a reduced rate (generally from $20 to $50 per night for a two bedroom unit, mid-week in the off-season) and to obtain vacation opportunities beyond their Club Point allotment.

    The Club has a board of directors that manages its business and affairs. Each of the directors and principal executive officers of the Club are also officers of the Company. The Board must obtain the approval of a majority of the voting power represented to take certain actions, including (i) any incurrence of a capital expenditure exceeding 5% of the Club's budgeted gross expenses during any fiscal year and (ii) the sale of any of the Club's property during any fiscal year, if the aggregate fair market value is in excess of 5% of the Club's budgeted expenses for that year.

SALES AND MARKETING

    The Company focuses its sales and marketing activities on generating a predictable flow of both off-site and on-site prospective purchasers of Vacation Ownership Interests at minimal cost.

    OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Fresno, California and in Philadelphia, Pennsylvania. The Company also plans to add four additional sales centers by the end of 1999. The Company currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

    ON-SITE SALES CENTERS: The Company utilizes a variety of marketing techniques to generate on-site tours, including mini-vacations resulting from telemarketing and targeted mailings, retail center kiosks, in-house marketing to renters, marketing to current owners of Vacation Ownership Interests and referrals. The Company's completed but unsold inventory of resort units also provides additional revenue as well as sales and marketing cost advantages through (i) rental income, (ii) access to a steady source of high quality, low cost, on-site sales tours from rental customers, and (iii) lower mini-vacation marketing costs.

    The Company typically establishes the sales prices for its Vacation Ownership Interests on a resort-by-resort basis after reviewing local market conditions. When the Company enters into a new market, it typically prices Vacation Ownership Interests to attract the maximum number of potential customers and gain market share. As the Company becomes more established in a market, sales prices are increased to reflect the high quality of its resorts. For example, average sales prices for Vacation Ownership Interests at the Company's London Bridge Resort and Daytona Beach Regency have increased from $8,900 and $7,900, at commencement of sales, respectively, to $13,323 and $11,349, respectively, as of December 31, 1998.

    The Company's sales representatives are a critical component of its sales and marketing effort, and the Company continually strives to attract, train and retain a dedicated sales force. The Company provides sales instruction and training, which coupled with the sales representative's valuable knowledge of each resort, assists in acquainting prospective customers with the benefits of each resort. The Company's sales staff is required to provide each customer with a written disclosure statement regarding the Vacation Ownership Interest to be sold prior to the time the customer signs a purchase agreement. This disclosure statement sets forth relevant information regarding ownership of a Vacation Ownership Interest at the resort and must be signed by every purchaser. The Company believes that this information statement contains all material and relevant information a customer requires to make an informed decision regarding the purchase of a Vacation Ownership Interest at one of its resorts, and contributes to its low rates of rescission. At closing, customers are also provided with a toll free customer service phone number to facilitate any additional information requests.

    To support its marketing and sales efforts, the Company has also developed a computer database to track its vacation ownership marketing and sales programs. Management believes that as the Company's vacation ownership operations grow, this database will become an increasingly significant asset and will enable it to take advantage of less costly marketing and referral opportunities.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    The Company currently has no operations or sales outside the United States. 100% of the Company's revenues were generated from domestic sales of Vacation Ownership Interests and resort operations during each of the fiscal years ended December 31, 1996, 1997 and 1998. All of the Company's long-lived assets are currently located in the United States. However, in the future, the Company may expand its operations to include the acquisition or development of resorts outside the United States. See Note 10 to the Notes to Consolidated Financial Statements included herein for additional segment and geographical information regarding the Company.

CUSTOMER FINANCING

    Approximately 90% of the Company's customers finance their purchase of a Vacation Ownership Interest with the Company. These customers are required to make a down payment of at least 10% of the Vacation Ownership Interest sales price. The balance is typically financed for a period of seven to ten years at a fixed interest rate. The Company financed approximately 90% of the aggregate purchase price of these sales during each of 1996, 1997 and 1998, and received cash for the remaining balance.

    As of December 31, 1998, the Company had a vacation ownership receivables portfolio totaling approximately $12.8 million in principal amount, with a weighted average contractual yield of approximately 15.5%, 14.9%, and 14.4% for the years ended December 31, 1998, 1997 and 1996, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of receivables.

    The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of Vacation Ownership Interests through a single source. In addition, the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit, when such credit is available. The table below sets forth additional information relating to the Company's notes receivable (amounts in thousands).

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
Notes receivable, gross, secured by Vacation Ownership Interests....  $  21,732,000  $  37,898,000  $  12,762,000
Reserve for loan losses.............................................       (736,000)      (750,000)      (991,000)
                                                                      -------------  -------------  -------------
Notes receivable, net...............................................  $  20,996,000  $  37,148,000  $  11,771,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Charge-offs.........................................................  $     448,000  $   1,378,000  $     875,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    LOAN UNDERWRITING

    Consistent with industry practice, Vacation Ownership Interest financing is not subject to extensive loan underwriting criteria. Prior to providing such financing, the Company performs a commercial credit check. While the Company requires a minimum downpayment of 10% of the purchase price, the Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the otherwise prevailing rate.

    COLLECTION POLICIES

    The Company bears the risk of purchaser default under its receivables financing facility. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Ownership Interests until such loans are deemed to be uncollectible, at which point it commences foreclosure proceedings. Upon obtaining title, the Company returns the Vacation Ownership Interests to inventory for resale. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis. If a purchaser of a Vacation Ownership Interest defaults on the mortgage during the early part of the loan amortization period, the Company will not have recovered its marketing, selling (other than certain sales commissions) and general and administrative costs relating to such Vacation Ownership Interest. In addition, although in certain jurisdictions the Company may seek recourse against a defaulting customer for the sales price of a Vacation Ownership Interest, the Company has not historically pursued such a remedy.

SALES OF RECEIVABLES

    In September 1998, the Company entered into a $75 million vacation ownership loan participation facility with a financial institution. Under this facility, the Company sells its Vacation Ownership Interest Receivables to a limited purpose, bankruptcy remote subsidiary of the Company, which are then pledged to the financial institution as security for the funding used by the subsidiary to acquire the receivables. This facility provides the Company with non-recourse interim funding for Vacation Ownership Interests receivable pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by this receivables facility.

RECEIVABLES SERVICING

    Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company outsources the servicing of its receivables to a third party vendor, and paid aggregate fees of $221,000 and $228,000 in fiscal 1998 and 1997, respectively. For fiscal 1999, the Company intends to perform certain collection services through its own personnel.

CUSTOMER SERVICE

    The Company emphasizes customer satisfaction and maintains full-time customer service representatives in its King of Prussia, Pennsylvania headquarters to respond to customer inquiries. At closing, all purchasers are provided with a toll-free customer service phone number to facilitate any additional information requests. Customer service surveys are often sent to each purchaser to measure customer satisfaction and to alert the Company to problems, if any.

COMPETITION

    The Company competes with other vacation ownership resort providers as well as hotels, motels, condominium developments and second homes. Competition is based primarily upon the attractiveness and location of the resort property and amenities. In addition to the direct competition of individual resorts, other competitors also include alternative accommodations such as hotels, motels, bed-and-breakfasts and small vacation ownership operators located within the immediate geographic vicinity of each of the Company's resorts.

    The vacation ownership industry historically has been highly fragmented and dominated by a very large number of local and regional resort developers and operators, each with limited portfolios. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell timeshare and vacation ownership interests under their brand names. Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management anticipates that competition will increase in the future as a result of consolidation in the vacation ownership industry.

VACATION OWNERSHIP EXCHANGE NETWORKS

    According to the American Resort Developers Association, the primary reason cited by consumers for purchasing a Vacation Ownership Interest is the ability to exchange such interest for accommodations at other resorts through worldwide exchange networks. Membership in an exchange network allows the owner of a Vacation Ownership Interest at one of the Company's resorts to exchange their occupancy right for a similar right at another participating resort, based upon availability and the payment of a variable exchange fee. A Vacation Ownership Interest can be exchanged by listing the interest as available with the exchange network affiliated with the owner's home resort and requesting occupancy at another participating resort, indicating the preferred resort or geographic area, the size of the unit desired, and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, which is based upon a number of factors, including the location and size of the unit, the quality of the resort and the time of year during which the exchanging owner's Vacation Ownership Interest is available. The network then attempts to satisfy the exchange request by providing an occupancy right in a participating resort with a similar rating.

    London Bridge Resort and the Daytona Beach Regency are affiliated with Interval International ("II"), one of the leading worldwide vacation ownership exchange companies. Participation in II entitles owners to exchange their annual Vacation Ownership Interests for occupancy at over 1,500 II resorts worldwide. Both the London Bridge Resort and the Daytona Beach Regency have received Five-Star designations from II, the highest designation under II's rating system. II awards this designation to less than 10% of its 1500 member resorts. The Company's other four newly acquired resorts, the Desert

Paradise Resort, the Palm Springs Marquis Villas, Island Links Resort and the Scottsdale Links Resort recently became affiliated with II, and have not yet been rated.

GOVERNMENT REGULATION

    The Company's marketing and sales activities and other resort operations are subject to extensive regulation by the federal government and the states in which the Company's resorts are located and in which its Vacation Ownership Interests are marketed and sold. Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, and the Civil Rights Acts of 1964, 1968 and 1991. Many states have adopted legislation as well as specific laws and regulations regarding the sale of vacation ownership interests. The laws of most states require a designated state authority to approve a public report of condominium, a detailed offering statement describing the Company and all material aspects of the resort and the sale of Vacation Ownership Interests at such resort. In addition, the laws of most states in which the Company sells Vacation Ownership Interests grant the purchaser of such an interest the right to rescind a contract of purchase at any time within a statutory rescission period, which generally ranges from three to ten days. Furthermore, most states have other laws which regulate the Company's activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, labor laws and various regulations governing access and use of the Company's resorts by disabled persons. The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

EMPLOYEES

    As of December 31, 1998, the Company employed a total of 1,222 full time employees. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company owns and operates six resorts. Set forth below is a description of each resort property.

    LONDON BRIDGE RESORT. The London Bridge Resort is situated on twelve acres in Lake Havasu City, Arizona. The resort, formerly a 180 room hotel, currently consists of 122 studio, one- and two-bedroom suites. The Company commenced a new construction phase of 193 additional one- and two-bedroom suites in the third quarter of 1998.

    DAYTONA BEACH REGENCY. The Daytona Beach Regency is located in Daytona Beach, Florida and currently consists of 72 one- and two-bedroom suites. Formerly a 198 room hotel, the Company has renovated 72 of the resort's 90 vacation ownership suites, and has or will complete the conversion of the remaining 18 suites during the first and second quarters of 1999.

    SCOTTSDALE LINKS RESORT. The Scottsdale Links Resort is located on the TPC golf courses in Scottsdale, Arizona, and Scottsdale Links Resort offers 228 one-, two- and three-bedroom suites.

    DESERT PARADISE RESORT. The Desert Paradise Resort is located one and one-half miles west of the Las Vegas Strip in Las Vegas, Nevada. The resort consists of 152 one- and two-bedroom suites.

    PALM SPRINGS MARQUIS VILLAS. Located on seven acres in downtown Palm Springs, California, the Palm Springs Marquis Villas consists of 101 one- and two-bedroom suites.

    ISLAND LINKS RESORT. Located on Hilton Head Island off the coast of South Carolina, the Island Links Resort currently consists of 36 one-and two-bedroom suites. The Company expects to complete development of a total of 124 additional one- and two-bedroom suites at the resort. Such construction commenced in the third quarter of 1998 and will be completed in phases of eight to nine suites each.

    The Company also leases two off-site sales centers located in Philadelphia, Pennsylvania and Fresno, California.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not presently involved in any material legal proceedings. However, from time to time during the ordinary course of business, the Company is threatened with, or may become a party to legal actions and other proceedings incidental to its business. The Company believes that its potential exposure to such legal actions is adequately covered by its general liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders. During the first quarter of 1999 certain amendments to the Indenture and Security Agreement were agreed to in order to reflect the vacation club structure.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is a limited liability company and has no equity securities that trade.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

    The following table sets forth selected financial data of the Company. The selected consolidated financial data as of and for the four years ended December 31, 1998 have been derived from audited financial statements. The selected financial data presented below for the year ended December 31, 1994 has been derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position and results of operations for this period. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein.

                                                      AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                  1994       1995       1996       1997       1998
                                                ---------  ---------  ---------  ---------  ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICE
                                                                        DATA)
INCOME STATEMENT DATA:
Revenues:
Sales of vacation ownership interests.........  $   8,110  $   8,290  $  10,584  $  29,967  $  36,344
Resort operations.............................      5,592      5,029      6,074      6,652      7,772
Gains on sales of receivables.................         --         --         --         --     10,232
Interest income and other.....................         51        704      1,208      3,672      5,926
                                                ---------  ---------  ---------  ---------  ---------
      Total revenues..........................     13,753     14,023     17,866     40,291     60,274
Cost of sales--vacation ownership interests...      3,008      3,154      3,544      7,337      8,075
Resort operations expense.....................      4,217      4,103      4,806      4,599      7,067
Selling and marketing expenses................      3,104      3,452      4,307     11,574     15,146
General and administrative expenses...........      1,385      1,322      2,014      3,188      6,591
Depreciation..................................        586        644        799        772        652
Provision for losses..........................        458        474        492      1,391      1,116
Financing and closing costs...................        271        460        323        868      1,055
Interest expense..............................        502        894      2,143      3,748     12,107
                                                ---------  ---------  ---------  ---------  ---------
Income (loss) before minority interest and
  extraordinary item..........................        222       (480)      (562)     6,814      8,465
Minority interest.............................         --         --       (473)     1,676      1,190
                                                ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary item.......        222       (480)       (89)     5,138      7,275
Extraordinary gain (loss) on settlement of
  debt........................................         --      5,077         --         --     (5,364)
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss).............................  $     222  $   4,597  $     (89) $   5,138  $   1,911
                                                ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------
OTHER DATA AND CREDIT STATISTICS:
Number of resorts at period end...............          1          1          2          2          6
Average sales price of vacation ownership
  interests sold..............................  $  10,657  $  11,157  $  12,466  $  11,692  $  12,430
Number of vacation ownership interests sold...        761        743        849      2,563      2,924

BALANCE SHEET DATA:
Mortgages receivable, net.....................  $     801  $   7,641  $  20,996  $  37,148  $  11,771
Inventory, net................................     14,620     12,032     12,741      7,963     73,042
Total assets..................................     24,476     28,269     43,034     56,288    146,773
Senior secured notes payable..................         --         --         --         --    127,432
Notes payable.................................     18,399     18,780     34,009     42,891        621
Warrants......................................         --         --         --         --      2,757
Member's equity...............................      5,316      8,763      8,163     10,578     11,986

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following represents a discussion of Epic Resorts, LLC, as successor to Epic Resorts, Inc. The information presents all of the operations of the Company's resorts as of their respective dates of acquisition, including:

RESORT PROPERTY                                                                 DATE ACQUIRED
-----------------------------------------------------------------------------  ---------------
London Bridge Resort.........................................................       1989
Daytona Beach Regency........................................................    1991/1998*
Scottsdale Links Resort......................................................   June 30, 1998
Desert Paradise Resort.......................................................   June 30, 1998
Palm Springs Marquis Villas..................................................   June 30, 1998
Island Links Resort..........................................................   July 8, 1998

------------------------

* On July 8, 1998 the Company acquired the remaining minority partners' interests in Daytona Beach Regency and now owns 100% of this resort.

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

    At each of the Company's resorts, a Homeowners Association (each an "Association") has been established. Each Association is a not-for-profit corporation and operates primarily to collect the assessments from its members and remit to the developer of the property the Association's pro-rata share of direct and allocated expenditures including real estate taxes, property insurance, grounds maintenance, utility costs and housekeeping services. Typically, the Association reimburses the developer or property manager for the Association's pro-rata share of such expenditures.

RESULTS OF OPERATIONS

    The following analysis summarizes the significant changes in the results of operations and financial condition of the Company and should be read in conjunction with the Company's consolidated financial statements and related notes.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. For the year ended December 31, 1998, the Company recognized total revenues of $60.3 million compared to $40.3 million for the year ended December 31, 1997, an increase of $20.0 million, or 49.6%. This increase was primarily the result of $10.2 of gains recognized in 1998 from the sales of mortgages receivable and a $6.3 million increase in sales of Vacation Ownership Interests to $36.3 million during 1998 from $30.0 million during 1997, an increase of 21.0%.

    Sales of Vacation Ownership Interests increased primarily as a result of (i) increased sales growth at the Daytona Beach Regency Resort to $17.4 million during 1998 from $14.6 million during 1997, an increase of $2.8 million or 19.2% and (ii) $3.3 million of sales generated from the new sales activities at the Island Links Resort and the Philadelphia offsite sales center.

    Resort operations revenue increased 16.4%, to $7.8 million in 1998 from $6.7 million in 1997, primarily as a result of additional resort revenues of $1.6 million during 1998 from the newly acquired resorts and the sale of vacation packages of $0.2 million by Epic Marketing, a new venture started in the fourth quarter of 1998. This increase was offset by a $0.6 million decrease in resort operations revenue at London Bridge Resort and the Daytona Beach Regency Resort which reflects the decreasing availability of suites for rent in 1998 as the Company continues to convert suites at these resorts to Vacation Ownership Interests.

    Gains on sales of receivables of $10.2 million relate to the Company's initial fundings in October, November and December 1998 under its Receivables Facility as discussed in Note 3 to the Company's consolidated financial statements.

    Interest income increased $2.0 million to $5.5 million in 1998 from $3.5 million in 1997, an increase of 57.1%, primarily from investing a portion of the proceeds from the sale of the Notes into short-term investments.

    Other income increased $0.3 million to $0.4 million in 1998 from $0.1 million in 1997 primarily attributable to the $0.2 million of Ambassador Club activity. Ambassador Club sales provide a limited package of visits for a moderate price to customers who cannot commit to a full purchase obligation.

    COST OF SALES. Cost of sales as a percentage of sales of Vacation Ownership Interests decreased to 22.3% in 1998 from 24.3% in 1997, reflecting higher average selling prices for Vacation Ownership Interests at London Bridge Resort and Daytona Beach Regency.

    RESORT OPERATIONS EXPENSE. Resort operations expense increased approximately $2.5 million to $7.1 million in 1998 from $4.6 million in 1997. As a percentage of resort operations revenue, resort operations expense increased to 91.0% in 1998 from 68.7% in 1997 primarily as a result of increased operational expenses of $2.1 million from the newly acquired resorts.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses (including commissions) as a percentage of sales of Vacation Ownership Interests increased to 41.6% in 1998 from 38.7% in 1997. In 1998, the Company incurred $476,000 in start-up selling and marketing expenses as it prepared for the (i) commencement of selling efforts at the three new western locations in the first quarter of 1999 and (ii) opening of its offsite sales center in Philadelphia in the middle of the fourth quarter of 1999. As part of the Company's development of its marketing strategy, the Company also incurred approximately $400,000 to implement a comprehensive marketing effort on the East Coast.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 106.3% to $6.6 million in 1998 from $3.2 million in 1997 reflecting the Company's growth and the newly acquired resorts in 1998. As a percentage of total revenues, general and administrative expenses increased to 10.9% in 1998 from 7.9% in 1997 which was attributable to the increased staffing and start-up costs incurred prior to the commencement of sales operations at the newly acquired resorts. As part of the Company's growth plan, the Company increased general and administrative expenses at its headquarters by $1.3 million to have in place the infrastructure required to support the addition of its four new resorts and its additional offsite sales center. The Company continues to evaluate its administrative support and expects to continue to increase its investment in resources to support its anticipated growth.

    INTEREST EXPENSE. Interest expense increased to $12.1 million in 1998 from $3.7 million in 1997, an increase of $8.4 million, which reflects the increased indebtedness from the Notes issued in July 1998.

    PROVISION FOR LOAN LOSSES. Provision for loan losses as a percentage of sales of Vacation Ownership Interest decreased to 3.0% in 1998 from 4.6% in 1997. This decrease was attributable to the lower receivables base resulting from the sales of mortgages receivable through the Receivables Facility.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

    REVENUES. For the year ended December 31, 1997, the Company recognized total revenues of $40.3 million compared to $17.9 million for the year ended December 31, 1996, an increase of $22.4 million, or 125.1%. This increase was primarily the result of a $19.4 million increase in sales of Vacation Ownership Interests to $30.0 million during 1997 from $10.6 million during 1996, an increase of 183.0%. Of this increase, $14.0 million was attributable to the acquisition of the Daytona Beach Regency and $5.5 million was attributable to increased sales volume at the London Bridge Resort.

    Sales of Vacation Ownership Interests increased primarily as a result of (i) an increase in the number of Vacation Ownership Interests sold at London Bridge Resort from 794 in 1996 to 1,204 in 1997 and (ii) a full year of operations at the Daytona Beach Regency compared to only two months of operations in 1996.

    Interest income and other increased 191.7% to $3.5 million in 1997 from $1.2 million in 1996 due to a 76.7% increase in the principal amount of net customer mortgages receivable from $21.0 million to $37.1 million, and an increase in the average yield on the Company's customer mortgages receivable portfolio to 14.9% from 14.4%.

    Resort operations revenue increased 9.8%, to $6.7 million in 1997 from $6.1 million in 1996, as a result of increased suite rentals and retail operations at London Bridge Resort and the acquisition of the Daytona Beach Regency.

    COST OF SALES. Cost of sales as a percentage of sales of Vacation Ownership Interests decreased to 24.4% in 1997 from 33.5% in 1996, reflecting higher average selling prices for Vacation Ownership Interests at London Bridge Resort and the lower cost inventory acquired at Daytona Beach Regency.

    RESORT OPERATIONS EXPENSE. Resort operations expense as a percentage of resort operations revenue decreased to 69.1% in 1997 from 79.1% in 1996 primarily as a result of increased reimbursements from the Associations.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses (including commissions) as a percentage of sales of Vacation Ownership Interests declined to 38.7% in 1997 from 40.7% in 1996. This decrease was primarily the result of increases in the average sales prices of Vacation Ownership Interests and the development of more efficient sales and marketing programs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 60.0% to $3.2 million in 1997 from $2.0 million in 1996, primarily as a result of additional employee costs incurred in generating increased sales volumes, offset by the effect of the leveraging of these costs over a larger revenue base. However, as a percentage of total revenues, these costs decreased to 7.9% in 1997 from 11.2% in 1996. The $1.2 million increase in general and administrative expenses was primarily the result of additional employee expenses incurred in generating increased sales volume and the acquisition of the Daytona Beach Regency, as previously discussed.

    INTEREST EXPENSE. Interest expense increased to $3.7 million in 1997 from $2.1 million in 1996. This 76.2% increase reflects higher levels of borrowings to fund growth in the Company's operations. The average outstanding balance of interest-bearing debt increased to $38.4 million in 1997 from $26.4 million in 1996. The weighted average interest rate for the Company's financing arrangements secured by notes receivable was 10.7% and 10.8% in 1997 and 1996, respectively.

    PROVISION FOR LOAN LOSSES. Provision for loan losses remained relatively constant at 4.7% of sales of Vacation Ownership Interests in 1997 and 1996.

CHANGES IN FINANCIAL CONDITION

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    Cash and cash equivalents increased by $15.8 million and $0.2 million for the years ended December 31, 1998 and 1997, respectively, and decreased $0.1 million for the year ended December 31, 1996.

    Net cash used in operating activities was $74.2 million and $3.5 million in 1998 and 1997, respectively. Net cash provided by operating activities was $0.1 million in 1996. The change in net cash used in operating activities from 1997 to 1998 is primarily attributable to the acquisition of the four additional resorts for a cash purchase price of $64.0 million during 1998. The change in net cash used in operating activities from 1996 to 1997 is primarily attributable to the increase in net income and the net change in inventory, which included a net decrease of $4.7 million in 1997 (due primarily to increased sales activity) and a net increase in 1996 of $0.7 million (due primarily to conversion activity in excess of sales at Daytona Beach Regency).

    Net cash used in investing activities was $17.8 million, $2.3 million and $1.5 million in 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 is primarily attributable to the $15.2 million investment in residual interests associated with the sales of receivables through the Receivables Facility. The increase from 1996 to 1997 is primarily attributable to the refurbishing of the onsite restaurant at the London Bridge Resort, and the construction of a pool, exercise facility and lounge area at the Daytona Beach Regency during 1997.

    Net cash provided by financing activities was $107.9 million, $6.0 million and $1.5 million in 1998, 1997 and 1996, respectively. The net increase in cash provided by financing activities from 1997 to 1998 is primarily attributable to the $130.0 million proceeds received on July 8, 1998 from the sale of the Notes, which was used to purchase the new resorts as discussed above, and the payoff of $23.8 million of outstanding debt and the payment of $6.7 million of deferred financing costs. The net increase in cash provided by financing activities from 1996 to 1997 is primarily attributable to the increased borrowings through mortgage indebtedness. The net decrease in cash provided by financing activities from 1997 to 1996 is primarily attributable to additional distributions to the Company's sole stockholder in 1997 totalling $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generates cash from operations through the sale and financing of Vacation Ownership Interests, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Ownership Interests, the Company generates cash from operations from customer downpayments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgages receivable. The Company generates additional cash from the financing of Vacation Ownership Interests equal to the difference between the interest charged on the customer mortgages receivable and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable. The Company will generate additional cash flow from its Vacation Ownership Interests receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of the Receivables Facility upon completion of securitizations of such receivables.

    The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold Vacation Ownership Interests, customer mortgages receivable and other assets. In October 1998, this existing receivables facility was repaid and terminated with the proceeds from the Receivables Facility.

    In September 1998, the Company entered into a non-recourse $75 million vacation ownership loan participation facility with a financial institution (the "Receivables Facility"). Under this facility, the Company sells its Vacation Ownership Interest receivables to a limited purpose, bankruptcy remote subsidiary of the Company, which are then pledged to the financial institution as security for the funding used by the subsidiary to acquire the receivables. The Receivables Facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. Borrowings under the Receivables Facility bear interest at one month LIBOR plus 1.50%, reset daily. The Receivables Facility provides the Company with non-recourse interim funding for the Vacation Ownership Interests receivables pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by the Receivables Facility.

    The Company's capital resources are provided from the following sources: (i) cash flows from operations, (ii) proceeds from the Receivables Facility and
(iii) remaining proceeds from the sale of the Notes designated for working capital and general corporate purposes. In addition, $16.9 million of the net proceeds of the Offering, representing an amount equal to the first two interest payments under the Notes, was placed into an escrow account to be held by an escrow agent for the benefit of the holders of the Notes to pay interest on the Notes. The escrow funds were disbursed to make the first interest payment of $7.4 million due December 15, 1998. Thereafter, the Company must at all times maintain escrow funds in this escrow account sufficient to make the next required interest payment of $8.5 million on the Notes.

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

    The Company believes that the remaining net proceeds from the sale of the Notes designated for working capital and general corporate purposes, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of the fiscal year. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as management deems prudent. The Company's credit facilities and the indenture for the Notes include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, covenants concerning net worth and fixed charge coverage requirements and debt to equity ratios and events of default.

YEAR 2000

    The Year 2000 issue is a flaw in many electronic data processing systems which prevents them from processing year-date data accurately beyond the year 1999. This is the result of using a two-digit representation for the year, for example "99" for "1999". This approach assumed that the first two digits of the abbreviated date are "19". However, when the computer reaches 2000 it may interpret "00" as the year 1900 possibly causing inaccurate data processing or processing to stop altogether.

    The Company is addressing the Year 2000 issue with a corporate wide initiative led by the Director of Information Systems and involving the Company's Risk Manager. The initiative includes ascertaining that each of the software packages in use have been certified Year 2000 compliant.

    The Company has conducted tests of its existing computer hardware and determined that is Year 2000 compliant. Because most of its computer hardware and software is less than two years old, and the fact that each of the software packages have already been certified as compliant, the Company believes that its exposure to Year 2000 problems with respect to this hardware and software is minimal. The Company is actively working with its suppliers and third party service providers, including its receivable servicing providers and the vacation ownership exchange networks with which it is affiliated, to assess their compliance efforts, as well as the Company's potential exposure to the failure of such suppliers and third party service providers to become Year 2000 compliant. In the case of its receivables servicing providers, the Company has received representations that they have completed their remediation program and will be providing a certificate that they are Year 2000 compliant.

    At each of the locations, the general manager has been advised that the resort's suppliers are Year 2000 compliant or that such suppliers have taken the necessary steps to become compliant before the end of 1999.

    While the Company believes that such exposure is minimal, there can be no assurance that the systems of suppliers or third party service providers are Year 2000 compliant, or that the failure of such suppliers or third party service providers to be Year 2000 compliant will not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

    From time to time, information the Company provides, statements by the Company's employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

    - THE COMPANY'S OPERATING MARGINS WILL BE LOWER AS ITS NEWLY ACQUIRED RESORTS ARE INTEGRATED

    A principal component of the Company's strategy is to continue to grow by acquiring additional vacation ownership projects, existing resorts from third party operators or the land on which to develop vacation ownership resorts.

    To successfully implement this business strategy, the Company must first integrate its newly acquired resorts into its existing sales and marketing programs. Initial sales prices are typically below market to allow the Company to attract customers and establish market share. As a result, the Company's operating margins are likely to be lower until prices increase. The lower margins could be substantial and could negatively impact the Company's cash flow. No assurances can be given that the Company's operating margins will be maintained or improved as its resorts achieve maturity or that new resorts will not reduce the Company's overall operating margins.

    - THE COMPANY HAS HAD LIMITED EXPERIENCE IN THE CONCURRENT DEVELOPMENT AND OPERATION OF MULTIPLE RESORTS

    The Company has undertaken the development, marketing and sales of Vacation Ownership Interests at its four newly-acquired resorts in addition to the continued operation and new phase development at its two existing resorts. This rapid expansion has placed, and will continue to place, significant pressure on the Company's managerial, operational and financial systems. To manage its growth, the Company must continue to strengthen its management team, implement and improve its operational and financial systems and expand, train and manage its employee base. The Company also will be required to develop and manage multiple relationships with site operators, advertisers, suppliers and other third parties. The Company's future operating results will also depend on its ability to expand its sales and marketing organization, to penetrate markets and to expand its support organization. Failure to effectively manage growth could have a material adverse effect on the Company's business, operating results and financial condition.

    - THE VACATION OWNERSHIP INDUSTRY IS HIGHLY SENSITIVE TO CHANGES IN NATIONAL AND REGIONAL ECONOMIC CONDITIONS

    Changes in economic conditions such as reductions in levels of employment, discretionary disposable income, consumer confidence, available financing as well as any increase in interest rates will affect the

Company's sales of Vacation Ownership Interests. A downturn in the economy in general or in the market for vacation ownership property could have a material adverse effect on the Company's business, operating results and financial condition.

    - CUSTOMERS MAY NOT BE ABLE TO REPAY LOANS MADE BY THE COMPANY FOR THE PURCHASE OF VACATION OWNERSHIP INTERESTS

    General economic conditions have an impact on the ability of borrowers to repay loans. Loss of earnings, illness and other similar factors affecting borrowers may lead to an increase in delinquencies. If the vacation ownership market should experience an overall decline in values such that the outstanding balances of the Company's notes receivable are greater than the value of the respective Vacation Ownership Interests, the actual rates of delinquencies, foreclosures and losses could be materially higher than those now experienced. An increase in delinquency rates or defaults on the Company's receivables could have a material adverse effect on the Company's business, operating results and financial condition as well as the Company's ability to obtain financing under the Receivables Facility or any other pledged receivables facility. In addition, if a purchaser of a Vacation Ownership Interest defaults early in the repayment schedule, the costs associated with marketing and sales commissions may not be recouped, and similar costs and commissions will be incurred in connection with the resale of such Vacation Ownership Interest after the Company regains possession of that Vacation Ownership Interest. The Company may also incur substantial costs and delays in connection with the servicing of its receivables, including costs in foreclosing or realizing on its collateral and additional marketing and sales costs with respect to reacquired property.

    - THE COMPANY HAS SUBSTANTIAL LEVERAGE AND MAY NOT BE ABLE TO SERVICE ITS
DEBT

    The Company has significant debt service obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations in the future. The Company's ability to pay cash dividends, to repay subordinated debt and to make certain investments exceeding 50% of the Company's consolidated net income is also limited by certain restrictions.

    The Company's ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends on its future performance, which is subject to a number of factors, including the Company's results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the vacation ownership industry. The Receivables Facility includes, among other things, various representations and warranties, conditions to funding, eligibility requirements for collateral, affirmative, negative and financial covenants and events of default. Specifically, the Company must maintain a Tangible Net Worth (as defined in the Receivables Facility) of at least $10.0 million and must meet all financial covenants contained in the indenture under which the Notes were issued.

    The Company's level of debt and debt service requirements will have several important effects on its future operations, including the following:

    - the Company will have significant cash requirements to service debt, reducing funds available for operations and future business opportunities as well as increasing the Company's vulnerability to adverse economic and industry conditions;

    - the Company's leveraged position will increase its vulnerability to competitive pressures;

    - the financial covenants and other restrictions contained in the indenture governing the Notes and other agreements relating to the Company's indebtedness will require the Company to meet certain financial tests and will restrict its ability to, among other things, borrow additional funds, dispose of assets or pay cash dividends on, or repurchase, preferred or common stock; and

    - funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

    - THE COMPANY MAY EXPERIENCE A FLUCTUATION IN QUARTERLY RESULTS DUE TO AN INCREASE OR DECREASE IN THE NUMBER OF VACATION OWNERSHIP PROJECTS SUBJECT TO PERCENTAGE OF COMPLETION ACCOUNTING

    The percentage of completion method of accounting requires net profit on such projects to be recognized on a pro rata basis as development is completed. The Company may experience delays in bringing inventories to market due to delays in obtaining required regulatory approvals to sell Vacation Ownership Interests or otherwise, resulting in decreased revenues and increased interest expense and carrying charges.

    - THE TIMING, QUALITY AND COMPLETION OF CONSTRUCTION AND DEVELOPMENT ACTIVITIES AT THE COMPANY'S RESORTS ARE CONTROLLED BY THIRD PARTY CONTRACTORS AND THE AVAILABILITY OF GOVERNMENTAL PERMITS AND AUTHORIZATIONS

    Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, sales and other required governmental permits and authorizations, the ability of the Company to coordinate construction activities with the process of obtaining such permits and authorizations, and the ability of the Company to obtain the financing necessary to complete the necessary acquisition, construction, and/or conversion work at its projects and resorts. The failure to obtain or maintain such zoning permits would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property.

    - NATURAL DISASTERS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY

    The Company's resorts are located in areas that are susceptible to wind storms, hurricanes, floods, mud slides, earthquakes, and other natural disasters. The Company's resorts could suffer significant damage as a result of storms or natural disasters. Any such damage could impair the Company's ability to sell Vacation Ownership Interests at its resorts, and to collect on outstanding notes receivable arising from such sales and significantly adversely affect the Company's business, operating results and financial condition.

    - APPLICABILITY OF FEDERAL SECURITIES LAWS TO THE SALE OF VACATION OWNERSHIP INTERESTS

    It is possible that the Vacation Ownership Interests may be deemed to be a security as defined in Section 2(1) of the Securities Act of 1933. If the Vacation Ownership Interests were determined to be a security for such purpose, their sale would require registration under the Securities Act. The Company has not registered the sale of the Vacation Ownership Interests under the Securities Act and does not intend to do so in the future. If the sale of the Vacation Ownership Interests were found to have violated the registration provisions of the Securities Act, purchasers of the Vacation Ownership Interests would have the right to rescind their purchases of Vacation Ownership Interests. If a substantial number of purchasers sought rescission and were successful, the Company's business, results of operations and financial condition could be materially adversely affected. Because of the nature of the Company's Vacation Ownership Interest program and the sales practices utilized in such program, the Company does not believe that its Vacation Ownership Interests constitute a security within the meaning of Section 2(1) of the Securities Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to interest rate risk in the near term, as substantially all of the Company's indebtedness is at fixed rates (principally the $130 million of senior secured notes which bear interest at a fixed rate of 13.0%). The Company does not maintain a trading account for any class of financial instrument, has never purchased any derivative instruments, and is not directly subject to any foreign currency exchange or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Member of Epic Resorts, LLC:

    We have audited the accompanying consolidated balance sheets of Epic Resorts, LLC (a Delaware limited liability company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in member's equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epic Resorts, LLC as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 25, 1999

                               EPIC RESORTS, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1998           1997
                                                                                    --------------  -------------
                                                     ASSETS
Cash and cash equivalents.........................................................  $   16,095,000  $     248,000
Cash in escrow (Notes 2 and 6)....................................................       8,586,000         53,000
Investment in residual interests (Note 3).........................................      15,223,000             --
Mortgages receivable, net of allowance of $991,000 and $750,000 as of December 31,
  1998 and 1997, respectively (Note 3)............................................      11,771,000     37,148,000
Inventory (Note 4)................................................................      73,042,000      7,963,000
Property and equipment, net of accumulated depreciation of $4,303,000 and
  $3,553,000 as of December 31, 1998 and 1997, respectively (Note 5)..............      11,909,000      9,971,000
Deferred financing costs, net of accumulated amortization of $692,000 and $405,000
  as of December 31, 1998 and 1997, respectively..................................       6,823,000        677,000
Other assets (Note 7).............................................................       3,324,000        228,000
                                                                                    --------------  -------------
      Total assets................................................................  $  146,773,000  $  56,288,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------
                                         LIABILITIES AND MEMBER'S EQUITY
Accounts payable..................................................................  $    1,154,000  $     984,000
Accrued expenses..................................................................       1,743,000        496,000
Accrued interest payable..........................................................         736,000         81,000
Advance deposits..................................................................          76,000         53,000
Deferred revenue..................................................................         268,000             --
Notes payable (Notes 6 and 7).....................................................         621,000     42,891,000
Senior secured notes payable (Note 6).............................................     127,432,000             --
                                                                                    --------------  -------------
      Total liabilities...........................................................     132,030,000     44,505,000
                                                                                    --------------  -------------
Minority interest (Note 1)........................................................              --      1,205,000
Commitments and contingencies (Note 8)
Warrants (Note 6).................................................................       2,757,000             --
Member's equity...................................................................      11,986,000     10,578,000
                                                                                    --------------  -------------
      Total liabilities and member's equity.......................................  $  146,773,000  $  56,288,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

   The accompanying notes are an integral part of these financial statements.

                               EPIC RESORTS, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Revenue:
  Sales of vacation ownership interests.............................  $  36,344,000  $  29,967,000  $  10,584,000
  Resort operations.................................................      7,772,000      6,652,000      6,074,000
  Gains on sales of receivables (Note 3)............................     10,232,000             --             --
  Interest income...................................................      5,499,000      3,535,000      1,208,000
  Other income......................................................        427,000        137,000             --
                                                                      -------------  -------------  -------------
                                                                         60,274,000     40,291,000     17,866,000
                                                                      -------------  -------------  -------------
Costs and expenses:
  Cost of sales of vacation ownership interests (Note 4)............      8,075,000      7,337,000      3,544,000
  Resort operations.................................................      7,067,000      4,599,000      4,806,000
  Selling and marketing costs.......................................     15,146,000     11,574,000      4,307,000
  General and administrative........................................      6,591,000      3,188,000      2,014,000
  Provision for doubtful accounts...................................      1,116,000      1,392,000        492,000
  Depreciation (Note 5).............................................        652,000        771,000        799,000
  Financing and closing costs.......................................      1,055,000        868,000        323,000
  Interest expense (Note 6).........................................     12,107,000      3,748,000      2,143,000
                                                                      -------------  -------------  -------------
                                                                         51,809,000     33,477,000     18,428,000
                                                                      -------------  -------------  -------------
Income (loss) before minority interest and extraordinary item.......      8,465,000      6,814,000       (562,000)
Minority interest...................................................      1,190,000      1,676,000       (473,000)
                                                                      -------------  -------------  -------------
Income (loss) before extraordinary item.............................      7,275,000      5,138,000        (89,000)
Extraordinary losses on extinguishment of debt (Note 6).............      5,364,000             --             --
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $   1,911,000  $   5,138,000  $     (89,000)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                               EPIC RESORTS, LLC

             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

BALANCE, JANUARY 1, 1996.....................  $      8,763,000
  Contributions..............................           948,000
  Distributions..............................        (1,460,000)
  Net loss...................................           (89,000)
                                               ----------------
BALANCE, DECEMBER 31, 1996...................         8,162,000
  Contributions..............................           603,000
  Distributions..............................        (3,325,000)
  Net income.................................         5,138,000
                                               ----------------
BALANCE, DECEMBER 31, 1997...................        10,578,000
  Contributions..............................           263,000
  Distributions..............................          (766,000)
  Net income.................................         1,911,000
                                               ----------------
BALANCE, DECEMBER 31, 1998...................  $     11,986,000
                                               ----------------
                                               ----------------

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORT, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1998             1997           1996
                                                                    ---------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................  $     1,911,000  $    5,138,000  $    (89,000)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities--
    Depreciation..................................................          652,000         771,000       799,000
    Amortization of financing costs...............................        1,557,000         173,000        75,000
    Provision for doubtful accounts...............................        1,116,000       1,392,000       492,000
    Gains on sales of receivables.................................      (10,232,000)             --            --
    Minority interest.............................................        1,190,000       1,676,000      (473,000)
    Changes in assets and liabilities--
      Mortgages receivable........................................       (5,529,000)    (17,543,000)     (710,000)
      Inventory...................................................      (64,174,000)      4,779,000      (709,000)
      Other assets................................................       (3,096,000)       (141,000)       14,000
      Accounts payable............................................          170,000         264,000       237,000
      Accrued expenses............................................        1,247,000          90,000       223,000
      Accrued interest payable....................................          655,000          13,000        58,000
      Deferred revenue............................................          268,000              --            --
      Advance deposits............................................           23,000         (86,000)       89,000
                                                                    ---------------  --------------  ------------
        Net cash (used in) provided by operating activities.......      (74,242,000)     (3,474,000)        6,000
                                                                    ---------------  --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..............................       (2,590,000)     (2,314,000)   (1,489,000)
  Investment in residual interests................................      (15,223,000)             --            --
                                                                    ---------------  --------------  ------------
        Net cash used in investing activities.....................      (17,813,000)     (2,314,000)   (1,489,000)
                                                                    ---------------  --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable.....................................       11,916,000      24,847,000     7,566,000
  Proceeds from bridge loan.......................................       55,414,000              --            --
  Proceeds from senior secured notes payable......................      130,000,000              --            --
  Payments on notes payable and bridge loan.......................     (109,600,000)    (15,965,000)   (5,472,000)
  Proceeds from sales of receivables..............................       40,022,000              --            --
  Interest escrows, net...........................................       (8,533,000)         86,000       (89,000)
  Payment of deferred financing costs.............................       (7,514,000)       (237,000)      (32,000)
  Purchase of minority interest...................................       (3,300,000)             --            --
  Contributions from sole member..................................          263,000         603,000       948,000
  Distributions to sole member....................................         (766,000)     (3,325,000)   (1,459,000)
                                                                    ---------------  --------------  ------------
        Net cash provided by financing activities.................      107,902,000       6,009,000     1,462,000
                                                                    ---------------  --------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............       15,847,000         221,000       (21,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................          248,000          27,000        48,000
                                                                    ---------------  --------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................  $    16,095,000  $      248,000  $     27,000
                                                                    ---------------  --------------  ------------
                                                                    ---------------  --------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...................................................  $     9,894,000  $    3,836,000  $  2,054,000
                                                                    ---------------  --------------  ------------
                                                                    ---------------  --------------  ------------

   The accompanying notes are an integral part of these financial statements.

                               EPIC RESORTS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

    Epic Resorts, LLC (a sole-member Delaware Limited Liability Company) and its wholly-owned subsidiaries (the "Company") generate revenue from the sale and financing of vacation ownership interests in its resorts. Customers acquire the right to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity ("Vacation Ownership Interests"). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Ownership Interests in its resorts, and (iii) providing customer financing to individual purchasers of Vacation Ownership Interests at its resorts. The Company also generates income from the transient rental of resort accommodations.

    The Company was formed in June 1998 to merge and succeed to the business of Epic Resorts, Inc. (the "Predecessor") which had a sole stockholder who is the sole member of the Company. The Predecessor business was responsible for operating the wholly-owned resort at Lake Havasu City, Arizona known as London Bridge Resort, Inc. (LBR), and a majority-owned resort at Daytona Beach, Florida known as Dayton Beach Regency, Ltd. (DBR).

    The accompanying financial statements include the combined accounts of the Company, London Bridge Resort, Inc. and Daytona Beach Regency, Ltd., which together are doing business now as Epic Resorts, LLC. All of the entities operated under the common control of the sole stockholder. Accordingly, all of the net assets of the entities under common control have been recorded at their historical cost and their results of operations have been included in the combined results since their dates of acquisition. Minority interest reflects the historical results of operations pertaining to the 44% partnership interest in DBR for all periods up until the Company's acquisition of this minority interest in June 1998.

    On June 30, 1998, the Company used $55.4 million of proceeds from a bridge loan to purchase the following resorts: Scottsdale Links Resort (a 228-suite complex in Scottsdale, Arizona), Palm Springs Marquis Villas (a 101-suite complex in Palm Springs, California) and Westpark Resort (a 152-suite complex in Las Vegas, Nevada). The total purchase price was allocated to the cost basis of inventory at these resorts in accordance with the purchase method of accounting. The Company also purchased the remaining 44% limited partnership interest in DBR at a cost of $3.3 million which has been capitalized as a component of inventory at this resort, net of the $2.4 million of minority interest acquired.

    On July 8, 1998, the Company issued 130,000 Units, representing $130 million principal amount of 13% Senior Secured Redeemable Notes due 2005 (the "Notes") and warrants to purchase membership interests or warrants to purchase common stock in a private placement offering (the "Offering") pursuant to Rule 144A of the Securities Act of 1933. Proceeds of the Offering were used by the Company
(i) to repay the $55.4 million bridge loan described above; (ii) to repay $23.8 million of certain indebtedness of the Company; (iii) to fund an escrow of the first two interest payments under the Notes of $16.9 million; (iv) for working capital and general corporate purposes and (v) to pay fees and expenses related to the Offering and resort acquisitions. Proceeds of the Offering were also used by the Company to acquire the Planter's Quarters Resort on the island of Hilton Head in South Carolina on July 8, 1998 for a cash purchase of $3.8 million. The resort contains 36 two and three bedroom suites and was accounted for by the purchase method of accounting.

    On August 13, 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to an exchange offer for another series of notes of the Company, containing substantially the same terms as the Notes. These notes are now available to be publicly traded and are held by institutional investors.

                               EPIC RESORTS, LLC

                        DECEMBER 31, 1998, 1997 AND 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash, money market and all highly liquid investments purchased with an original maturity of three months or less. Funds received from purchasers which are held during the statutory rescission period, or until all conditions are met for the sales transaction to be recognized and title conveyed, are maintained in escrow accounts and are reflected as restricted cash.

MORTGAGES RECEIVABLE

    Mortgages receivable reflect the amounts due from Vacation Ownership Interest purchasers who have accepted purchase money mortgage financing. The obligations are evidenced by promissory notes and mortgages which are then recorded in the state where the resort is located. The majority of these installment contracts and mortgages receivable collateralize certain debt obligations of the Company.

    Mortgages receivable are sold by the Company on a non-recourse basis in connection with a loan participation facility with a financial institution (see
Note 3).

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company provides for estimated future losses related to uncollectible receivables currently included in its installment contracts and mortgage receivable portfolio. The provision is estimated based upon management's estimate of losses which may result because of cancellation of the related purchase money mortgage contract.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of 5 to 7 years. Buildings are amortized over their estimated useful life of 40 years.

DEFERRED FINANCING COSTS

    Financing and loan origination fees incurred in connection with obtaining certain acquisition and development funding have been capitalized and are being amortized over the term of the indebtedness.

INCOME TAXES

    The Company is a Delaware limited liability company, accordingly no federal or state income taxes are payable by the Company, and none have been provided for in the accompanying financial statements. The sole member is to include his respective share of the Company's profits or losses in his tax return. The Company's tax returns and the amount of allocable profits and losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Company profits or losses, the tax liability of the sole member would be changed accordingly.

SALES RECOGNITION AND SELLING POLICIES

    The Vacation Ownership Interest purchaser has the right to rescind or cancel their purchase contract within a set period of time following contract execution (generally three to ten calendar days depending on the state in which the sale is consummated), and is entitled to a full refund of their deposit. All funds received by the Company are held in escrow, by an independent agent, until the expiration of the rescission

                               EPIC RESORTS, LLC

                        DECEMBER 31, 1998, 1997 AND 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) period and title is conveyed to the purchaser. Sales, which are principally made through installment contracts, are not recognized until the Company has received at least 10 percent of the total purchase price, the statutory rescission period has elapsed, and certificates of occupancy in the underlying units have been issued. Prior to sales recognition, all payments received are accounted for as advance deposits. Closing costs collected from the purchaser are used to offset a portion of the closing costs incurred by the Company.

COST OF SALES AND INVENTORY

    Cost of sales is computed by allocating the total project acquisition and conversion costs associated with the Vacation Ownership Interests over the number of interests to be sold, based upon fifty-one weeks of availability per individual unit. Inventory, including all development costs, contents and improvements is stated at cost, which is not more than net realizable value. Interests transferred back to the Company attributable to forfeiture, legal foreclosure, or reconveyance of a deed-in-lieu of legal foreclosure, are returned to inventory at the original amount expensed as the cost of sale. Marketing, advertising, commissions, and other selling costs are expensed as incurred.

COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for each of the three years in the period ended December 31, 1998.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

3. MORTGAGES RECEIVABLE:

    The Company provides financing to its customers, which is collateralized by such purchaser's Vacation Ownership Interest. The Company offers certain customers, who make deposits of 33%, one-year financing on a non-interest bearing basis. The purchase money mortgages generally mature over terms which approximate 84 months, with fixed interest rates ranging from 13.9 percent to
16.9 percent, per annum. The mortgages may be prepaid at any time, without penalty. The weighted average rate of interest on outstanding mortgages receivable is 15.5%, 14.9% and 14.4% for the years ended December 31, 1998, 1997 and 1996, respectively.

                               EPIC RESORTS, LLC

                        DECEMBER 31, 1998, 1997 AND 1996

3. MORTGAGES RECEIVABLE: (CONTINUED)
    The following schedule reflects the scheduled principal maturities of mortgages receivable:

1999..............................................  $    1,219,000
2000..............................................       1,367,000
2001..............................................       1,517,000
2002..............................................       1,727,000
2003..............................................       1,954,000
Thereafter........................................       4,978,000
                                                    --------------
Total principal maturities of mortgages
  receivable......................................      12,762,000
Less allowance for doubtful accounts..............        (991,000)
                                                    --------------
Net principal maturities of mortgages
  receivable......................................  $   11,771,000
                                                    --------------
                                                    --------------

    The activity in the mortgages receivable allowance for doubtful accounts is as follows:

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  -------------  -----------
Balance, beginning of period........................  $    750,000  $     736,000  $   692,000
  Provision for doubtful accounts...................     1,116,000      1,392,000      492,000
  Charge-offs.......................................      (875,000)    (1,378,000)    (448,000)
                                                      ------------  -------------  -----------
Balance, end of period..............................  $    991,000  $     750,000  $   736,000
                                                      ------------  -------------  -----------
                                                      ------------  -------------  -----------

    During 1998, the Company sold $45,479,000 of mortgages receivables as part of its $75 million Vacation Ownership Loan Participation Facility ("Receivables Facility"). Under this Receivables Facility, the Company sells its Vacation Ownership Interest Receivables on a non-recourse basis to Epic Master Funding Corporation ("Epic Funding"), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The commitment provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivables Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.

    The Company accounts for the transfers of receivables to Epic Funding as sales in accordance with SFAS No. 125. The Company recognized gains on the sales of mortgages receivable of $10,232,000 as a result of $45,479,000 of sales and has an investment in residual interests associated with these mortgages receivable of $15,223,000. The retained interests were valued by the Company assuming a 10% discount rate for estimated defaults and prepayments and a 6.5% annual interest rate on the monthly balance of the financing. The Company accounts for this investment as a held-to-maturity security in accordance with SFAS No. 115, "Accounting for Certain Investments and Debt Securities".

                               EPIC RESORTS, LLC

                        DECEMBER 31, 1998, 1997 AND 1996

4. INVENTORY:

    Inventory and accumulated cost of sales consist of the following as of December 31, 1998 and 1997:

                                                                    1998            1997
                                                               --------------  --------------
Acquisition and development costs............................  $  105,964,000  $   32,972,000
Less: accumulated cost of sales..............................     (30,244,000)    (22,416,000)
Less: resort property valuation allowance....................      (2,678,000)     (2,593,000)
                                                               --------------  --------------
                                                               $   73,042,000  $    7,963,000
                                                               --------------  --------------
                                                               --------------  --------------

5. PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following as of:

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1998           1997
                                                                   -------------  ------------
Land.............................................................  $   2,913,000  $  2,913,000
Building and improvements........................................     11,177,000     8,806,000
Furniture, fixtures and equipment................................      2,122,000     1,805,000
                                                                   -------------  ------------
                                                                      16,212,000    13,524,000
Less: Accumulated depreciation...................................      4,303,000     3,553,000
                                                                   -------------  ------------
                                                                   $  11,909,000  $  9,971,000
                                                                   -------------  ------------
                                                                   -------------  ------------

6. NOTES PAYABLE:

    On July 8, 1998, the Company issued 130,000 units, representing $130,000,000 principal amount of Senior Secured Redeemable Notes (the "Notes"). The Notes bear interest at the rate of 13% per annum, payable semiannually on June 15 and December 15 of each year and are scheduled to mature on June 15, 2005. The notes were recorded at their fair value less the initial value of the warrants of $2,757,000 and will be accreted to their redeemable value through maturity. The Company maintains $8,450,000 at all times in escrow to cover the next required interest payment.

    All of the Company's operating subsidiaries (the Subsidiary Guarantors) have fully and unconditionally guaranteed the Notes. Epic Resorts, LLC's activities are limited to owning and operating the Company's six resort properties. In addition, their activities include the owning and collecting of the Company's investment in the residual interests. Accordingly, the combined financial information of the Subsidiary Guarantors is equivalent to the consolidated financial statements of the Company, except for the Company's investment in the residual interests of $15,223,000 as described in Note 3. The holders of the Notes would have a direct claim to the residual interest in the event of a default, as defined, under the Notes. The separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors.

    Concurrent with the issuance of the Notes, the Company issued 130,000 of warrants with a par value of $.01 per warrant. These warrants have been valued using the Black-Scholes pricing model and are being amortized as a component of additional interest expense over the seven year term of the Notes. The amortization increases the redemption value of the notes through maturity.

                               EPIC RESORTS, LLC

                        DECEMBER 31, 1998, 1997 AND 1996

6. NOTES PAYABLE: (CONTINUED)
    In connection with the Offering, the Company incurred $2,055,000 of prepayment penalties. The Company wrote off $667,000 of unamortized deferred financing costs related to the extinguished debt. During the fourth quarter of 1998, the Company used the proceeds from the initial funding of the Receivables to pay off $20.0 million of outstanding notes payable. The Company incurred $2,029,000 of prepayment penalties and wrote off $613,000 of unamortized deferred financing costs. These expenses have been reflected as an extraordinary losses in the accompanying statement of operations for the year ended December 31, 1998.

    Notes payable at December 31, 1998 and 1997 consist of the following:

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                        1998         1997
                                                                     ----------  -------------
Revolving lines of credit, with interest payable monthly at rates
  of 11.0% to 11.22%...............................................  $       --  $  30,240,000

Construction loans payable with interest payable at rates of 11.25%
  to 11.72%........................................................          --      6,199,000

Acquisition loan payable with interest payable at LIBOR plus 6%
  (11.72% at December 31, 1997)....................................          --      2,043,000

Equipment loans payable with interest payable at fixed rates of
  12.75% to 13.05%, payable in 48 equal monthly installments of principal and interest, collateralized by furniture and
  equipment, due 1999 to 2001......................................     621,000        496,000

Other note payable.................................................          --      3,913,000
                                                                     ----------  -------------

Total notes payable................................................  $  621,000  $  42,891,000
                                                                     ----------  -------------
                                                                     ----------  -------------

7. RELATED PARTY TRANSACTIONS:

    At December 31, 1998, the Company has accrued $829,000 as a receivable from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses paid on behalf of the homeowners' associations. This receivable is included in other assets in the accompanying consolidated balance sheet. At December 31, 1997, the Company had accrued $56,000 as a payable to the homeowners' associations at its resorts. Payables to the homeowners' associations consist primarily of maintenance fees for units owned by the Company. This payable is included in accrued expenses in the accompanying consolidated balance sheet.

    In 1998, the Company paid $1,601,000 of construction and inventory-related items to certain companies which are affiliated with a manager and member of the Company's Advisory Board. The Company believes that these transactions have been made on substantially the same terms as those prevailing in the current marketplace.

    In October 1990, the Company obtained a nonrecourse line of credit not to exceed $3,413,000 from an affiliate of the sole member, all of which remained outstanding as of December 31, 1997. The loan was collateralized by an assignment of a second mortgage on the Company's property. This loan is subordinate to the claims of the Company's construction and equipment loans and was not payable until these notes

                               EPIC RESORTS, LLC

                        DECEMBER 31, 1998, 1997 AND 1996

7. RELATED PARTY TRANSACTIONS: (CONTINUED) were paid in full. Interest accrued at a rate of 8.5% per annum up to a maximum amount of $500,000. Upon reaching $500,000 in 1995, the note became noninterest bearing and the accrued liability was capitalized into the loan's principal. During 1998, 1997 and 1996, no interest was accrued under the terms of this note. This note, together with a fee paid to a related party of $1,087,000, was paid in full with the proceeds of the Offering.

    Through June 30, 1998, in the normal course of operations, an affiliate of the sole member provided the Company with administrative services including payroll and insurance processing.

8. COMMITMENTS AND CONTINGENCIES:

    The Company leases commercial real estate to various retail operators, for the operation of a shopping mall, under various lease agreements that expire through September 2002. Future minimum rental income expected to be recognized from noncancelable operating leases on a straight-line basis as of December 31, 1998, is as follows:

YEAR ENDING DECEMBER 31:
----------------------------------------------------------------------------------
1999..............................................................................  $  435,000
2000..............................................................................     282,000
2001..............................................................................     134,000
2002..............................................................................      23,000
                                                                                    ----------
Total future minimum rentals......................................................  $  874,000
                                                                                    ----------
                                                                                    ----------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments.

    MORTGAGES RECEIVABLE: The carrying amount reported in the balance sheet for mortgages receivable approximates its fair value because the weighted average interest rate on the portfolio of mortgages receivable approximates current interest rates to be received on similar current mortgages receivable.

    SENIOR SECURED NOTES PAYABLE AND NOTES PAYABLE: The carrying amounts reported in the balance sheet for notes payable approximates its fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

10. SEGMENT AND GEOGRAPHIC INFORMATION:

    The Company operates in one industry segment, which includes the development, acquisition, marketing, selling, financing and management of vacation ownership resorts. The Company does not operate outside of the United States. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

                               EPIC RESORTS, LLC

                        DECEMBER 31, 1998, 1997 AND 1996

11. SUMMARY OF QUARTERLY RESULTS (UNAUDITED):

    The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                         FOR THE YEAR ENDED DECEMBER 31, 1998
                                      --------------------------------------------------------------------------
                                           1ST            2ND            3RD             4TH           TOTAL
                                      -------------  -------------  --------------  -------------  -------------
Revenues............................  $  10,109,000  $  12,484,000  $   14,333,000  $  23,348,000  $  60,274,000
Total expenses (1)..................      8,194,000      9,623,000      15,174,000     18,818,000     51,809,000
                                      -------------  -------------  --------------  -------------  -------------
Income (loss) before minority
  interest and extraordinary loss...      1,915,000      2,861,000        (841,000)     4,530,000      8,465,000
Minority Interest (2)...............        543,000        647,000              --             --      1,190,000
Extraordinary loss (3)..............             --             --       2,722,000      2,642,000      5,364,000
                                      -------------  -------------  --------------  -------------  -------------
Net income (loss)...................  $   1,372,000  $   2,214,000  $   (3,563,000) $   1,888,000  $   1,911,000
                                      -------------  -------------  --------------  -------------  -------------
                                      -------------  -------------  --------------  -------------  -------------

                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                      --------------------------------------------------------------------------
                                           1ST            2ND            3RD             4TH           TOTAL
                                      -------------  -------------  --------------  -------------  -------------
Revenues............................  $   8,588,000  $  10,375,000  $   11,957,000  $   9,371,000  $  40,291,000
Total expenses......................      7,313,000      7,981,000      10,156,000      8,027,000     33,477,000
                                      -------------  -------------  --------------  -------------  -------------
Income before minority interest.....      1,275,000      2,394,000       1,801,000      1,344,000      6,814,000
Minority Interest...................        446,000        555,000         206,000        469,000      1,676,000
                                      -------------  -------------  --------------  -------------  -------------
Net income..........................  $     829,000  $   1,839,000  $    1,595,000  $     875,000  $   5,138,000
                                      -------------  -------------  --------------  -------------  -------------
                                      -------------  -------------  --------------  -------------  -------------

------------------------

(1) Expenses during the 3rd quarter of 1998 include start-up and staffing costs incurred prior to the commencement of sales operations at the newly acquired resorts.

(2) On June 30, 1998, the Company completed the buyout of minority interest upon the acquisition of all of the minority partner's interests in Daytona Beach Regency, Ltd.

(3) Represents the extraordinary losses on the early repayments of existing company indebtedness, including prepayment penalties and write-off of unamortized deferred financing costs (see Note 6 to the consolidated financial statements).

12. SUBSEQUENT EVENT:

    Subsequent to year end, the Company began selling membership interests into Epic Vacation Club (the "Club"), a Delaware nonprofit mutual benefit corporation formed in 1998, at all of its resorts. The Club was formed for the specific purpose of owning and managing the real property conveyed to it by the Company and its resort subsidiaries. The Club provides purchasers significant flexibility in their vacation planning, a wider variety of vacation options and easier access to the Company's network of resorts. The Club sells points, which entitle the customer to reserve units at any of the Company's six resorts and in increments as short as one day. The number of points required to stay one day at one of the Company's resorts varies depending upon the particular resort, the size of the unit, the season and the day of the week.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGING MEMBER

    The Company's Managing Member is Epic Membership Corp., a Delaware corporation wholly owned by Mr. Flatley. Pursuant to the Company's Operating Agreement, the Managing Member has the sole power to conduct, manage, control and make all decisions affecting the conduct of the business, assets and affairs of the Company. The Company also maintains a Board of Managers which acts in an advisory capacity to the Managing Member and performs such other functions as delegated to it by the Managing Member.

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the executive officers of the Company. Officers hold office until their successors are elected and qualified.

NAME                               AGE                        POSITION
---------------------------------  ---  -----------------------------------------------------

Thomas F. Flatley................  47   President and Chief Executive Officer

Scott J. Egelkamp................  40   Vice President and Chief Financial Officer

    THOMAS F. FLATLEY has been President, Chief Executive Officer and a Director of predecessors of the Company since 1991. Mr. Flatley has also served as the President and a Director of American Financial Mortgage Corporation, a national mortgage banking company, since 1988. From 1974 to 1982, Mr. Flatley practiced as a Certified Public Accountant with Price Waterhouse, LLP. Mr. Flatley was recently awarded the 1998 ARDA Community Service Award.

    SCOTT J. EGELKAMP has been Vice President and Chief Financial Officer of predecessors of the Company since 1992. Mr. Egelkamp has also served, since 1988, as Vice President and Chief Financial Officer of American Financial Mortgage Corporation. Mr. Egelkamp has over 15 years of experience as a financial manager in service and manufacturing environments.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth, for the fiscal years 1997 and 1998, certain information about the compensation paid to the chief executive officer and the other executive officers of the Company.

                                                                      ANNUAL COMPENSATION
                                                                     ----------------------
                                                                       FISCAL                             ALL OTHER
NAME AND PRINCIPAL POSITION                                             YEAR       SALARY      BONUS    COMPENSATION
-------------------------------------------------------------------  -----------  ---------  ---------  -------------
Thomas F. Flatley..................................................        1998   $ 280,000         --            --
President and Chief Executive                                              1997      (a)            --            --
  Officer
Scott J. Egelkamp..................................................        1998   $ 125,000         --            --
Vice President and Chief Financial                                         1997   $ 125,000         --            --
  Officer

------------------------

(a) Mr. Flatley did not receive a salary in 1997.

    EMPLOYMENT AGREEMENTS. Each of Thomas F. Flatley and Scott J. Egelkamp have entered into employment agreements with the Company. Each agreement provides for an employment term of three years, commencing May 20, 1998 (the "Employment Period") and an annual base salary of $280,000 and $125,000, for Mr. Flatley and Mr. Egelkamp, respectively. The annual base salary is subject to increase at the discretion of the Chief Executive Officer of the Company. Each of Mr. Flatley and Mr. Egelkamp's employment agreements provide that if he is terminated for any reason other than violation of the agreement, he is entitled to 120 days notice prior to termination, to payment of all accrued and unpaid salary and benefits through the date of termination, and a lump sum payment equal to one year of his salary. In addition, if the employment agreement of either officer is terminated without cause upon the occurrence of a merger, consolidation or other business combination in which the Company is not the surviving entity, such officer will be entitled to a lump sum payment equal to two years of his salary.

    Pursuant to the employment agreements, each of the Executive Officers has agreed:

    - not to compete with the Company in the vacation ownership business during the Employment Period and for a period of six months after the termination of such period,

    - to keep all proprietary information of the Company confidential for a period of two years following the termination of his employment with the Company, and

    - that he will not solicit any employee to leave the employ of the Company during the Employment Period or for two years following the termination of his employment with the Company.

    LIFE INSURANCE POLICY. The Company purchased an annual renewable term life insurance policy on Mr. Flatley from CNA Life Insurance Company. This policy has a face value of $15 million. The Company is the sole beneficiary of this policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    99% of the 1,118,000 outstanding membership interests in the Company are held by Mr. Flatley, its President and Chief Executive Officer. The remaining 1% of outstanding membership interests are owned by the Managing Member of the Company, Epic Membership Corp., which is wholly owned by Mr. Flatley. In connection with the offering of the Notes, the Company issued warrants exercisable in the aggregate for approximately 14% of the total outstanding membership interests on a fully diluted basis after giving effect to the offering of the Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In October 1990, London Bridge Resort obtained a line of credit not to exceed $3,412,545. This loan was collateralized by an assignment of a second mortgage on London Bridge Resort's facilities and properties. The loan was subordinate to the claims of London Bridge Resort's construction and equipment loans and would become payable when those construction and equipment loans were paid in full. American Realty Group, Inc., a Pennsylvania corporation wholly owned by Mr. Flatley ("American Realty"), was the holder of a promissory note evidencing such loan (the "American Realty Debt"). Interest on the promissory note accrued at a rate of 8.5% per annum up to a maximum amount of $500,000. In 1995, interest accrued to $500,000 and the promissory note became non-interest bearing. As of December 31, 1997, the balance of the promissory note was $3,912,545, and was repaid in July 1998 out of the proceeds of the offering of the Notes. Pursuant to an Agreement to Subordinate dated October 30, 1995, between American Realty and Queen's Bay Joint Venture (the predecessor to London Bridge Resort, LLC.), American Realty was entitled to receive a fee of $1,087,455 upon the repayment of certain financing of Queen's Bay Joint Venture as consideration for American Realty's agreement to subordinate the American Realty Debt to such financing. Such fee was paid in July 1998 in connection with the offering of the Notes.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS

    Exhibit 27--Financial Data Schedule.

(b) REPORTS. No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1998.

(c) EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  ----------------------------------------------------------------------------------------------
       3.1   Certificate of Formation of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-4, File No. 333-61433)

       3.2   Operating Agreement of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.2 to the
             Company's registration statement on Form S-4, File No. 333-61433)

       3.3   By-Laws of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-4, File No. 333-61433)

       3.4   Certificate of Incorporation of Epic Vacation Club.

       3.5   By-Laws of Epic Vacation Club (to be filed on a Current Report on Form 8-K)

       4.1   Indenture, dated July 8, 1998 between Epic Resorts, LLC, Epic Capital Corp., the Subsidiary
             Guarantors signatory thereto and United States Trust Company of New York, as Trustee relating to the 13% Senior Secured Redeemable Notes due 2005 (the form of which is included in such indenture). (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 333-61433)

       4.2   Form of Global Exchange Note (included in Exhibit 4.1). (incorporated by reference to Exhibit
             4.2 to the Company's registration statement on Form S-4, File No. 333-61433)

       4.4   First Supplemental Indenture, dated January 7, 1999 between Epic Resorts, LLC, Epic Capital
             Corp., the Subsidiary Guarantors signatory thereto, Epic Marketing, LLC, Epic
             Resorts--Vacation Showplace LLC, Epic Resorts Management, LLC and United States Trust Company
             of New York as trustee.

       4.5   Second Supplemental Indenture, dated February 3, 1999 between Epic Resorts, LLC, Epic Capital
             Corp., the Subsidiary Guarantors signatory thereto and United States Trust Company of New
             York, as trustee.

      10.1*  Employment Agreement between Epic Resorts, Inc. and Thomas F. Flatley, dated May 20, 1998.
             (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form
             S-4, File No. 333-61433)

      10.2*  Employment Agreement between Epic Resorts, Inc. and Scott J. Egelkamp, dated May 20, 1998.
             (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form
             S-4, File No. 333-61433)

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  ----------------------------------------------------------------------------------------------
      10.3   Escrow and Disbursement Agreement, dated July 8, 1998 between United States Trust Company of
             New York, as Trustee under the Indenture and as Escrow Agent, Epic Resorts, LLC and Epic
             Capital Corp. (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.4   Security Agreement, dated July 8, 1998 made by the Grantors named therein in favor of United
             States Trust Company of New York, as trustee under the Indenture, Collateral Agent and
             Depository for the benefit of the Noteholders of the 13% Senior Secured Notes due 2005 issued by Epic Resorts, LLC and Epic Capital Corp. (incorporated by reference to Exhibit 10.4 to the
             Company's registration statement on Form S-4, File No. 333-61433)

      10.5   Registration Rights and Members' Agreement, dated July 8, 1998 between Epic Resorts, LLC, Epic
             Membership Corp., Members of Epic Resorts LLC, Epic Capital Corp., Epic Warrant Co. and
             NatWest Capital Markets Limited, as Initial Purchaser. (incorporated by reference to Exhibit
             10.5 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.6   Warrant Agreement, dated July 8, 1998 between Epic Warrant Co., as Issuer and United States
             Trust Company of New York, as Warrant Agent. (incorporated by reference to Exhibit 10.6 to the
             Company's registration statement on Form S-4, File No. 333-61433)

      10.7   Warrant Agreement, dated July 8, 1998 between Epic Resorts, LLC, as Issuer and United States
             Trust Company of New York, as Warrant Agent. (incorporated by reference to Exhibit 10.7 to the
             Company's registration statement on Form S-4, File No. 333-61433)

      10.8   Form of Epic Warrant Co. Warrant Certificate (included in and incorporated by reference to
             Exhibit 10.6 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.9   Form of Epic Resorts, LLC Warrant Certificate (included in and incorporated by reference to
             Exhibit 10.7 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.10  Mortgage and Security Agreement, granted July 8, 1998 by Epic Resorts--Hilton Head, LLC, as mortgagor to United States Trust Company of New York, as trustee under the Indenture and mortgagee. (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.11  Deed of Trust, granted July 8, 1998 by Epic Resorts--Westpark Resort, LLC, as trustor to
             United Title of Nevada, as trustee for the benefit of United States Trust Company of New York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.12  Form of Leasehold Deed of Trust, Assignment of Leases and Rents Security Agreement and Fixture
             Filing, granted July  , 1998 by Epic Resorts--Palm Springs Marquis Villas, LLC, as trustor to
             Barbara J. Goodman, Esq., as trustee for the benefit of United States Trust Company of New
             York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.12 to the
             Company's registration statement on Form S-4, File No. 333-61433)

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  ----------------------------------------------------------------------------------------------
      10.13  Mortgage, granted July 8, 1998 by Daytona Beach Regency, Ltd., as mortgagor to United States
             Trust Company of New York, as trustee under the Indenture and mortgagee. (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-4, File No.
             333-61433)

      10.14  Deed of Trust, granted July 8, 1998 by Epic Resorts--Scottsdale Links Resort, LLC, as trustor to Jones Osborn, II, Esq., as trustee for the benefit of United States Trust Company of New
             York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.14 to the
             Company's registration statement on Form S-4, File No. 333-61433)

      10.15  Receivables Loan and Security Agreement, dated October 11, 1996 between London Bridge Resort,
             Inc. and Finova Capital Corporation. (incorporated by reference to Exhibit 10.15 to the
             Company's registration statement on Form S-4, File No. 333-61433)

      10.16  Trust Indenture, dated September 28, 1998 between Epic Master Funding Corporation, Epic
             Resorts, LLC as administrator and Marine Midland Bank, as trustee. (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.17  Credit Agreement, dated September 28, 1998 between Epic Master Funding Corporation, Epic
             Resorts, LLC and Prudential Securities Credit Corporation. (incorporated by reference to
             Exhibit 10.17 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.18  Form of Security Agreement for vacation club property, between United States Trust Company of
             New York, as trustee under the Indenture and the resort subsidiary transferring vacation ownership units to Epic Vacation Club.

      21     Subsidiaries of Epic Resorts, LLC.

      27     Financial Data Schedule.

(d) FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because they are not applicable or are not required or because the information is reported in the consolidated financial statements or notes thereto.

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

   NO ANNUAL REPORT OR PROXY STATEMENT COVERING THE COMPANY'S LAST FISCAL YEAR HAS BEEN OR WILL BE CIRCULATED TO SECURITY HOLDERS.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                EPIC RESORTS, LLC

                                By:            /s/ SCOTT J. EGELKAMP
                                     -----------------------------------------
                                                 Scott J. Egelkamp
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                            (DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL FINANCIAL OFFICER)
Date: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
    /s/ THOMAS F. FLATLEY         Executive Officer
------------------------------    (Principal Executive        March 31, 1999
      Thomas F. Flatley           Officer)

                                Vice President and Chief
    /s/ SCOTT J. EGELKAMP         Financial Officer
------------------------------    (Principal Financial and    March 31, 1999
      Scott J. Egelkamp           Accounting Officer)

                                Managing Member               March 31, 1999
    /s/ THOMAS F. FLATLEY
------------------------------
    Epic Membership Corp.
    By: Thomas F. Flatley,
          President