Form 10-K/A
period 1998-12-31
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 1999-05-13
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

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

(c) EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------
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

     3.4**   Restated Certificate of Incorporation of Epic Vacation Club.

     3.5**   By-Laws of Epic Vacation Club

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

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------
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
             (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-4, File No. 333-61433)

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------
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

    10.19**  Rules of Epic Vacation Club.

    10.20**  Management Agreement between Epic Vacation Club and Epic Resorts
             Management, LLC.

    10.21** Escrow Agreement between Epic Resorts, LLC, Epic Vacation Club and Intercity Escrow Services.

    10.22**  Form of Sublease between resort subsidiaries and Epic Vacation
             Club.

    10.23**  Form of Vacation Plan Agreement between Epic Resorts, LLC and
             Epic Vacation Club.

    10.24** Form of Vacation Owner Security Agreement between the resort subsidiary and Epic Vacation Club.

    10.25**  Form of Reimbursement Agreement between Epic Resorts, LLC and
             Epic Vacation Club.

    21       Subsidiaries of Epic Resorts, LLC.

    27       Financial Data Schedule.

----------
 *  Denotes a management contract.
**  Filed herewith.

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


                                EPIC RESORTS, LLC

Date: May 13, 1999              By:            /s/ SCOTT J. EGELKAMP
                                     -----------------------------------------
                                                 Scott J. Egelkamp
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                            (DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL FINANCIAL OFFICER)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                President and Chief
    /s/ THOMAS F. FLATLEY         Executive Officer
------------------------------    (Principal Executive        May 13, 1999
      Thomas F. Flatley           Officer)

                                Vice President and Chief
    /s/ SCOTT J. EGELKAMP         Financial Officer
------------------------------    (Principal Financial and    May 13, 1999
      Scott J. Egelkamp           Accounting Officer)

                                Managing Member               May 13, 1999
    /s/ THOMAS F. FLATLEY
------------------------------
    Epic Membership Corp.
    By: Thomas F. Flatley,
          President