Form 10-Q
period 1999-03-31
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 1999-05-13
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission File Number:  333-61433

                                EPIC RESORTS, LLC
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    23-2888968
    (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                    identification no.)

        1150 FIRST AVENUE, SUITE 900                         19407
             KING OF PRUSSIA, PA                           (Zip Code)
  (Address of principal executive offices)

                                 (610) 992-0100
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



         As of March 31, 1999, 1,118,000 membership interests of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EPIC RESORTS, LLC

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                              PAGE
ITEM 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets - March 31, 1999 and
          December 31, 1998....................................................................................3

          Consolidated Statements of Operations - Three Months Ended
          March 31, 1999 and 1998..............................................................................4

          Consolidated Statements of Cash Flows  - Three Months Ended
          March 31, 1999 and 1998..............................................................................5

          Notes to Consolidated Financial Statements...........................................................6

ITEM 2.   Management's Discussion and Analysis of Consolidated Financial Condition
          and Results of Operations............................................................................7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................11


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................11


SIGNATURES....................................................................................................12

EXHIBIT INDEX ................................................................................................13

                                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                                EPIC RESORTS, LLC
                                           CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)
                                                                                               March 31,          December 31,
                                                                                                 1999                  1998
                                                                                                 ----                  ----
                                         ASSETS
                                         ------

Cash and cash equivalents                                                                 $     11,994,000     $     16,095,000

Cash in escrow                                                                                   8,779,000            8,586,000

Investment in residual interests                                                                17,356,000           15,223,000

Mortgages receivable, net of allowance of $1,523,000 and  $991,000 as of March 31, 1999         16,598,000           11,771,000
and December 31, 1998, respectively

Inventory                                                                                       71,583,000           73,042,000

Property and equipment, net                                                                     12,986,000           11,909,000

Deferred financing costs, net                                                                    6,347,000            6,823,000

Other assets                                                                                     3,812,000            3,324,000
                                                                                          ----------------     ----------------
                                                                                          $    149,455,000     $    146,773,000
                                                                                          ----------------     ----------------
                                                                                          ----------------     ----------------
             Total assets

                            LIABILITIES AND MEMBER'S EQUITY
                            -------------------------------

Accounts payable                                                                          $      1,550,000     $      1,154,000

Accrued expenses                                                                                   653,000            1,743,000

Accrued interest payable                                                                         4,961,000              736,000

Advance deposits                                                                                    94,000               76,000

Deferred revenue                                                                                   405,000              268,000

Notes payable                                                                                      620,000              621,000

Senior secured notes payable                                                                   127,530,000          127,432,000
                                                                                          ----------------     ----------------

             Total liabilities                                                                 135,813,000          132,030,000
                                                                                          ----------------     ----------------

Commitments and contingencies                                                                      --                   --

Warrants                                                                                         2,757,000            2,757,000

Member's equity                                                                                 10,885,000           11,986,000
                                                                                          ----------------     ----------------

             Total liabilities and member's equity                                        $    149,455,000     $    146,773,000
                                                                                          ----------------     ----------------
                                                                                          ----------------     ----------------

    The accompanying notes and management assumptions are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            For the Three Months Ended March 31
                                                                   1999              1998
                                                                   ----              ----
Revenue:
    Sales of vacation ownership interests                   $     15,651,000    $     7,413,000
    Resort operations                                              3,450,000          1,497,000
    Gain on sales of receivables                                   1,780,000                 --
    Other  income                                                    720,000          1,999,999
                                                            ----------------         ----------

                                                                  21,601,000         10,109,000
                                                            ----------------         ----------

Costs and expenses:

    Cost of sales of vacation ownership interests                  3,127,000          1,795,000
    Resort operations                                              3,680,000            938,000
    Selling and marketing costs                                    6,648,000          2,903,000
    General and administrative                                     3,298,000            793,000
    Provision for doubtful accounts                                  735,000            327,000
    Depreciation                                                     212,000            198,000
    Financing and closing costs                                      140,000            222,000
    Interest expense                                               4,799,000          1,017,000
                                                            ----------------    ---------------

                                                                  22,639,000          8,194,000
                                                            ----------------    ---------------

(Loss) income before minority interest                            (1,038,000)         1,915,000

Minority interest                                                         --            543,000
                                                            ------------------  ---------------

Net (loss) income                                           $     (1,038,000)   $     1,372,000
                                                            ------------------  ---------------
                                                            ------------------  ---------------


  The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              For the three months ended

                                                                                                       March 31,

                                                                                                1999              1998
                                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                         $ (1,038,000) $       1,372,000
    Adjustments to reconcile net income (loss) to net cash used in operating activities-
          Depreciation                                                                             212,000            198,000
          Amortization of financing costs                                                          573,000             43,000
          Provision for doubtful accounts                                                          735,000            327,000
          Gain on sales of receivables                                                          (1,780,000)                --
          Minority interest                                                                             --            543,000
          Change in assets and liabilities--
              Mortgages receivable                                                             (10,896,000)        (3,738,000)
              Inventory of vacation ownership intervals                                          1,459,000            731,000
              Other assets                                                                        (488,000)          (491,000)
              Accounts payable                                                                     396,000           (167,000)
              Accrued expenses                                                                  (1,090,000)            159,000
              Accrued interest payable                                                           4,225,000            (56,000)
              Advance deposits                                                                      18,000            216,000
              Deferred revenue                                                                     137,000                 --
                                                                                          ----------------   ----------------
                Net cash used in operating activities                                           (7,537,000)          (863,000)
                                                                                          ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                         (1,288,000)           (223,000)
    Investment in residual interests                                                           (2,133,000)                 --
                                                                                          ----------------   ----------------


                Net cash used in investing activities                                          (3,421,000)           (223,000)
                                                                                          ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                         --          5,340,000
    Payments on notes payable                                                                       (1,000)        (3,908,000)
    Payment of deferred financing costs                                                                 --           (559,000)
    Interest escrows                                                                              (193,000)          (149,000)
    Proceeds from sales of receivables                                                           7,121,000                 --
    Contributions from sole member                                                                      --            163,000
    Distributions to sole member                                                                   (70,000)                --
                                                                                          ----------------   ----------------
                Net cash provided by financing activities                                        6,857,000            887,000
                                                                                          ----------------   ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (4,101,000)          (199,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  16,095,000            248,000
                                                                                          ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $     11,994,000  $          49,000
                                                                                          ----------------   ----------------
                                                                                          ----------------   ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                  Interest paid                                                           $          1,000  $       1,005,000
                                                                                          ----------------   ----------------
                                                                                          ----------------   ----------------



The accompanying notes are an integral part of these financial statements

                                EPIC RESORTS, LLC

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1999 AND 1998


1.       BASIS OF PRESENTATION:

         The consolidated financial statements have been prepared by the Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. NATURE OF BUSINESS:

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

         Beginning in the first quarter of 1999, the Company began selling membership interests into Epic Vacation Club (the "Club"), a Delaware nonprofit mutual benefit corporation formed in 1998, at all of its resorts. The Club was formed for the specific purpose of owning and managing the real property conveyed to it by the Company and its resort subsidiaries. The Club provides purchasers significant flexibility in their vacation planning, a wider variety of vacation options and easier access to the Company's network of resorts. The Club sells points, which entitle the customer to reserve units at any of the Company's six resorts in increments as short as one day. The number of points required to stay one day at one of the Company's resorts varies depending upon the particular resort, the size of the unit, the season and the day of the week.

3. RELATED PARTY TRANSACTIONS:

         The Company has accrued $1,071,000 and $829,000 as of March 31, 1999 and December 31, 1998, respectively, as a receivable from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses paid on behalf of the homeowners' associations. This receivable is included in other assets in the accompanying consolidated balance sheets.

4. SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment, which includes the development, acquisition, marketing, selling, financing, and management of vacation ownership resorts. The Company does not operate outside of the United States. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS QUARTERLY REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. ALL STATEMENTS THAT ADDRESS OPERATING PERFORMANCE, EVENTS OR DEVELOPMENTS THAT MANAGEMENT ANTICIPATES WILL OCCUR IN THE FUTURE, INCLUDING STATEMENTS RELATED TO FUTURE SALES, PROFITS, EXPENSES, INCOME AND EARNINGS OR STATEMENTS EXPRESSING GENERAL OPTIMISM ABOUT FUTURE RESULTS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

          BECAUSE FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF BELIEFS, ESTIMATES AND ASSUMPTIONS BY MANAGEMENT THAT COULD ULTIMATELY PROVE INACCURATE, THERE IS NO ASSURANCE THAT FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT. ANY NUMBER OF FACTORS COULD AFFECT FUTURE OPERATIONS AND RESULTS, INCLUDING THE
FOLLOWING: INCREASING COMPETITION; FLUCTUATIONS IN CONSUMER DEMAND AND CONFIDENCE; FLUCTUATIONS IN COSTS AND EXPENSES; THE EFFECTIVENESS OF ADVERTISING, MARKETING AND PROMOTIONAL PROGRAMS; WEATHER CONDITIONS THAT AFFECT THE GEOGRAPHIC AREAS WHERE THE COMPANY'S RESORTS ARE LOCATED; THE EFFECTIVENESS OF THE INTEGRATION OF THE COMPANY'S RECENTLY ACQUIRED RESORTS; THE TIMING, QUALITY AND COMPLETION OF CONSTRUCTION AND DEVELOPMENT ACTIVITIES AT THE COMPANY'S RESORTS; THE TIMING AND AVAILABILITY OF GOVERNMENTAL PERMITS AND AUTHORIZATIONS REGARDING THE COMPANY'S RESORTS; THE CONTINUED AVAILABILITY AND TERMS OF FINANCING; AND OTHER GENERAL ECONOMIC CONDITIONS, SUCH AS THE RATE OF EMPLOYMENT, INFLATION AND INTEREST RATES. THIS LIST OF FACTORS IS NOT EXCLUSIVE.

         FORWARD-LOOKING STATEMENTS ARE SUBJECT TO THE SAFE HARBORS CREATED IN THE SECURITIES ACT. EPIC RESORTS UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                EPIC RESORTS, LLC

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Epic Resorts, LLC, a Delaware limited liability company (the "Company"), was formed in June 1998 to merge with Epic Resorts, Inc., which had been formed to combine the ownership of the London Bridge Resort and the Daytona Beach Regency, and their vacation ownership acquisition and development businesses. London Bridge Resort was acquired in 1986 by London Bridge Resort, Inc., a Delaware corporation wholly-owned by Thomas F. Flatley, the Company's President. In 1991, the conversion of the London Bridge Resort into a vacation ownership resort was completed and sales of Vacation Ownership Interests at such resort commenced. In April 1996, the Daytona Beach Regency was acquired by Daytona Beach Regency, Ltd. and sales of Vacation Ownership Interests commenced at such resort in November 1996. In connection with the private placement of the Company's $130 million Senior Secured Redeemable Notes due 2005 (the "Notes") in July 1998, Epic Resorts, Inc. was merged into Epic Resorts, LLC and certain of its subsidiaries were merged into limited liability companies. Mr. Flatley simultaneously contributed his membership interests in certain of such subsidiaries to the Company.

The Company generates revenues from the sale and financing of membership interests in Epic Vacation Club, Vacation Ownership Interests at its resorts, as well as from resort operations which include commercial rentals, food and beverage sales, greens fees, rentals of suites available at the Company's resorts and from fees associated with managing the vacation ownership resorts.

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

RESULTS OF OPERATIONS

The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the statements of operations for the three months ended March 31, 1999 and 1998, and presents an analysis of the financial condition of the Company as of March 31, 1999.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES. For the three months ended March 31, 1999, the Company generated total revenues of $21.6 million compared to $10.1 million for the three months ended March 31, 1998, an increase of $11.5 million, or 113.9%. This increase is primarily the result of an $8.3 million increase in sales of Vacation Ownership Interests to $15.7 million in 1999 from $7.4 million in 1998, an increase of 112.2%. Sales of Vacation Ownership Interests include the new sales activities at Scottsdale Links, Desert Paradise, Island Links and Palm Springs Marquis Resorts of $5.7 million for the three months ended March 31, 1999 and an increase of $2.6 million at the Company's existing resorts.

Resort operations revenue increased 130.3% to $3.5 million for the three months ended March 31, 1999 from $1.5 million for the comparable period in 1998, as a result of $2.2 million of additional resort revenues from the recently acquired resorts.

Gain on sales of receivables increased to $1.8 million for the three months ended March 31, 1999 from $-0- for the comparable prior period. This increase is attributable to the Receivables Facility entered into in October 1998.

Other income decreased 64.0% to $0.7 million for the three months ended March 31, 1999 from $2.0 million for the comparable period in 1998 due to the Company's change from the practice of hypothecating receivables to selling receivables under the Company's Receivables Facility. Other income includes $1.8 million for the three months ended March 31, 1998.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 20.0% for the three months ended March 31, 1999 from 24.2% for the comparable period in 1998. This decrease was attributable to the increase in the average sales price of Vacation Ownership Interests at the resorts.

RESORT OPERATIONS EXPENSE. Resort operations expense increased 311.1% to $3.7 million for the three months ended March 31, 1999 from $0.9 million for the comparable period in 1998, reflecting increased expenses such as housekeeping, maintenance and utilities to operate Scottsdale Links, Desert Paradise and Palms Springs Marquis resorts.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Interests increased to 42.5% for the three months ended March 31, 1999 from 39.2% for the comparable period in 1998. This increase was primarily a result of the marketing costs incurred to generate leads as sales commenced at the Scottsdale Links, Desert Paradise and Palm Springs Marquis resorts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.3 million for the three months ended March 31, 1999 from $0.8 million for the comparable period in 1998. As a percentage of Sales of Vacation Ownership Interests and resort operations revenue, general and administrative expenses increased to 17.3% for the three months ended March 31, 1999 from 8.9% for the comparable period in 1998 primarily as a result of increased staffing and costs incurred to properly support the newly acquired resorts.

INTEREST EXPENSE. Interest expense increased to $4.8 million for the three months ended March 31, 1999 from $1.0 million for the comparable period in 1998 reflecting additional interest on the Company's notes.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of sales of Vacation Ownership Interests increased to 4.7% for the three months ended March 31, 1999 from 4.4% for the comparable period in 1998 which reflects the increased number of financed sales at the Company's resorts.


LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations through the sale and financing of membership interests in Epic Vacation Club, Vacation Ownership Interests, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Ownership Interests, the Company generates cash from operations from customer downpayments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgages receivable. The Company generates additional cash from the financing of Vacation Ownership Interests equal to the difference between the interest charged on the customer mortgages receivable and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable. The Company expects to generate additional cash flow from its Vacation Ownership Interests Receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of the Company's new receivables facility upon completion of securitizations of such receivables.

The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. These funds are provided by the Company's non-recourse, $75 million vacation ownership loan participation facility. Under this facility, the Company sells Vacation Ownership Interest Receivables to a limited purpose, bankruptcy remote subsidiary of the Company, and a financial institution purchases from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests are paid to the

Company as consideration for the receivables sold to the subsidiary. The Receivables Facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. Borrowings under the Receivables Facility bear interest at LIBOR plus 1.50%, reset daily. The Receivables Facility provides non-recourse interim funding for the Vacation Ownership Interests Receivable pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by the Receivables Facility.

The Company's capital resources are provided from the following sources: (i) cash flows from operations, (ii) proceeds from the Receivables Facility and
(iii) proceeds from the offering of the Notes designated for working capital and general corporate purposes. In addition, $8.5 million representing an amount equal to one interest payment under the Notes, is held in an escrow account to be held by an escrow agent for the benefit of the holders of the Notes to pay interest on the Notes. The escrow funds may be disbursed to the extent necessary to make the interest payment on the Notes. The Company must at all times maintain escrow funds in an escrow account sufficient to make the next required interest payment on the Notes.

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

The Company believes that the net proceeds to the Company from the offering of the notes designated for working capital and general corporate purposes, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through December 1999. The Company may, in future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as management deems prudent.

YEAR 2000

         The Year 2000 issue is a flaw in many electronic data processing systems which prevents them from processing year-date data accurately beyond the year 1999. This is the result of using a two-digit representation for the year, for example "99" for "1999." This approach assumed that the first two digits of the abbreviated date are "19." However, when the computer reaches 2000 it may interpret "00" as the year 1900 possibly causing inaccurate data processing or processing to stop altogether.

         The Company is addressing the Year 2000 issue with a corporate wide initiative led by the Director of Information Systems and involving the Company's Risk Manager. The initiative includes ascertaining that each of the software packages in use have been certified as Year 2000 compliant.

         The Company has conducted tests of its existing computer hardware and software and determined that they are Year 2000 compliant. Because of most of its computer hardware and software is less than two years old, and the fact that each of the software packages have already been certified as compliant, the Company believes that its exposure to Year 2000 problems with respect to this hardware and software is minimal. The Company is actively working with its suppliers and third party service providers, including its receivable servicing providers and the vacation ownership exchange networks with which it is affiliated, to assess their compliance efforts, as well as the Company's potential exposure to the failure of such suppliers and third party service providers to become Year 2000 compliant. In the case of its receivables servicing providers, the Company has received representations that they have completed their remediation program and will be providing a certificate that the Company is Year 2000 compliant.

         At each of the Company's resort locations, the general manager has been advised that the resort's suppliers are Year 2000 compliant or that such suppliers have taken the necessary steps to become compliant before the end of 1999.

         While the Company believes that its exposure to risks involving the Year 2000 problem is minimal, there can be no assurance that the systems of suppliers or third party service providers are Year 2000 compliant, or that the failure of such suppliers or third party providers to be Year 2000 compliant will not have an effect on the Company. The Company believes that its reasonably likely worst case scenario regarding Year 2000 noncompliance is that certain functions currently performed by its computer systems will have to be performed manually. The Company has not made any material expenditures regarding the Year 2000 issue and has utilized its internal staff to make all required Year 2000 upgrades and conversions. These costs are not separately tracked.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is not exposed to interest rate risk in the near term, as substantially all of its indebtedness is at fixed rates (principally the $130 million of notes which bear interest at a fixed rate of 13.0%). The Company does not maintain a trading account for any class of financial instrument, has never purchased any derivative instruments, and is not directly subject to any foreign currency exchange or commodity price risk.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

             Exhibit 27 - Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EPIC RESORTS, LLC



Dated:         MAY 13, 1999               By:  /s/ Scott J. Egelkamp
      ----------------------------           -----------------------------------

                                          Scott J. Egelkamp
                                          President and Chief Financial Officer
                                          (Duly Authorized Principal Financial
                                          Officer)

                                  EXHIBIT INDEX


                  EXHIBIT 27.  FINANCIAL DATA SCHEDULE