Form 10-Q/A
period 1999-03-31
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 1999-05-14
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

                                EPIC RESORTS, LLC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            For the Three Months Ended March 31
                                                                   1999              1998
                                                                   ----              ----
Revenue:
    Sales of vacation ownership interests                   $     15,651,000    $     7,413,000
    Resort operations                                              3,450,000          1,497,000
    Gain on sales of receivables                                   1,780,000                 --
    Other  income                                                    720,000          1,199,000
                                                            ----------------         ----------

                                                                  21,601,000         10,109,000
                                                            ----------------         ----------

Costs and expenses:

    Cost of sales of vacation ownership interests                  3,127,000          1,795,000
    Resort operations                                              3,680,000            938,000
    Selling and marketing costs                                    6,648,000          2,903,000
    General and administrative                                     3,298,000            793,000
    Provision for doubtful accounts                                  735,000            327,000
    Depreciation                                                     212,000            198,000
    Financing and closing costs                                      140,000            222,000
    Interest expense                                               4,799,000          1,017,000
                                                            ----------------    ---------------

                                                                  22,639,000          8,194,000
                                                            ----------------    ---------------

(Loss) income before minority interest                            (1,038,000)         1,915,000

Minority interest                                                         --            543,000
                                                            ------------------  ---------------

Net (loss) income                                           $     (1,038,000)   $     1,372,000
                                                            ------------------  ---------------
                                                            ------------------  ---------------


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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EPIC RESORTS, LLC



Dated:         MAY 14, 1999               By:  /s/ Scott J. Egelkamp
      ----------------------------           -----------------------------------

                                          Scott J. Egelkamp
                                          President and Chief Financial Officer
                                          (Duly Authorized Principal Financial
                                          Officer)