Form 10-Q
period 1999-06-30
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 1999-08-13
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended June 30, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

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

-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         As of June 30, 1999, 1,118,000 membership interests of the registrant were outstanding.
-------------------------------------------------------------------------------

                                EPIC RESORTS, LLC

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets - June 30, 1999 and
              December  31, 1998...................................................................3

              Consolidated Statements of Income - Three and Six Months Ended
              June 30, 1999 and 1998...............................................................4

              Consolidated Statements of Cash Flows  - Six Months Ended
              June 30, 1999 and 1998...............................................................5

              Notes to Consolidated Financial Statements...........................................6

ITEM 2.       Management's Discussion and Analysis of Consolidated Financial Condition
              and Results of Operations............................................................7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk..........................11


PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K......................................................


SIGNATURES

EXHIBIT INDEX


                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                June 30,        December 31,
                                                                                  1999              1998
                                                                               ----------        ----------
                            ASSETS

Cash and cash equivalents                                                     $  4,158,000     $  16,095,000

Cash in escrow                                                                   8,701,000         8,586,000

Investment in residual interests                                                22,345,000        15,223,000

Mortgages receivable, net of allowance of $864,000 and $991,000 as
of June 30, 1999 and December 31, 1998, respectively                            19,706,000        11,771,000


Inventory                                                                       68,984,000        73,042,000

Property and equipment, net                                                     14,229,000        11,909,000

Deferred financing costs, net                                                    6,156,000         6,823,000

Other assets                                                                     4,804,000         3,324,000
                                                                            ----------------------------------
          Total assets                                                        $149,083,000      $146,773,000
                                                                            ==================================
              LIABILITIES AND MEMBER'S EQUITY

Accounts payable                                                              $  1,925,000      $  1,154,000

Accrued expenses                                                                 1,314,000         1,743,000

Accrued interest payable                                                           736,000           736,000

Advance deposits                                                                    94,000            76,000

Deferred revenue                                                                   302,000           268,000

Notes payable                                                                      560,000           621,000

Senior secured notes payable                                                   127,628,000       127,432,000
                                                                            ----------------------------------
          Total liabilities                                                    132,559,000       132,030,000
                                                                            ----------------------------------
Commitments and contingencies                                                            -                 -

Warrants                                                                         2,757,000         2,757,000

Member's equity                                                                 13,767,000        11,986,000
                                                                            ----------------------------------
          Total liabilities and member's equity                               $149,083,000      $146,773,000
                                                                            ==================================


   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                          For the Three Months                  For the Six Months
                                                              Ended June 30                        Ended June 30
                                                       ---------------------------        -----------------------------
                                                          1999             1998              1999              1998
                                                       -----------     -----------        -----------       -----------
Revenue:
   Sales of vacation ownership interests               $23,224,000     $  9,253,000       $38,875,000       $16,666,000
   Resort operations                                     6,181,000        1,919,000         9,631,000         3,416,000
   Gain on sales of receivables                          3,539,000                -         5,319,000                 -
   Other income                                            904,000        1,312,000         1,624,000         2,511,000
                                                       -----------------------------------------------------------------
                                                        33,848,000       12,484,000        55,449,000        22,593,000
                                                       -----------------------------------------------------------------
Costs and expenses:
   Cost of sales of vacation ownership interests         4,575,000        2,066,000         7,702,000         3,861,000
   Resort operations                                     6,862,000        1,073,000        10,542,000         2,011,000
   Selling and marketing costs                          10,007,000        3,546,000        16,655,000         6,449,000
   General and administrative                            3,424,000          982,000         6,722,000         1,775,000
   Provision for doubtful accounts                         673,000          371,000         1,408,000           698,000
   Depreciation                                            170,000          177,000           382,000           375,000
   Financing and closing costs                             375,000          357,000           515,000           579,000
   Interest expense                                      4,803,000        1,053,000         9,602,000         2,070,000
                                                       -----------------------------------------------------------------
                                                        30,889,000        9,625,000        53,528,000        17,818,000
                                                       -----------------------------------------------------------------
Income before minority interest                          2,959,000        2,859,000         1,921,000         4,775,000

Minority interest                                                -          646,000                 -         1,189,000
                                                       -----------------------------------------------------------------
Net income                                             $ 2,959,000     $  2,213,000      $  1,921,000      $  3,586,000
                                                       =================================================================


   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          For the six months
                                                                             ended June 30
                                                                        -------------------------
                                                                           1999           1998
                                                                        ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $1,921,000    $  3,586,000
   Adjustments to reconcile net income to net cash used in
     operating activities-
         Depreciation                                                      382,000         376,000
         Amortization of deferred financing costs                          863,000          94,000
         Provision for doubtful accounts                                 1,408,000         698,000
         Gain on sale of receivables                                    (5,319,000)              -
         Minority interest                                                     -         1,190,000
         Change in assets and liabilities--
           Mortgages receivable                                        (17,264,000)     (8,585,000)
           Inventory of vacation ownership intervals                     4,058,000         900,000
           Other assets                                                 (1,480,000)       (748,000)
           Accounts payable                                                771,000         227,000
           Accrued expenses                                               (430,000)        (83,000)
           Due to Association                                                    -         (56,000)
           Advance deposits                                                 18,000         140,000
           Deferred Revenue                                                 34,000         584,000
                                                                      ------------------------------
           Net cash used in operating activities                       (15,038,000)     (1,647,000)
                                                                      ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (2,702,000)       (506,000)

   Resort Acquistions                                                            -     (55,792,000)

   Investment in residual interests                                     (7,122,000)              -
                                                                      ------------------------------
             Net cash used in investing activities                      (9,824,000)    (56,298,000)
                                                                      ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                   -      11,916,000
   Proceeds from bridge loan                                                     -      55,414,000
   Payments on notes payable                                               (61,000)     (8,651,000)
   Interest Escrows                                                       (115,000)         30,000
   Proceeds from sale of receivables                                    13,241,000               -
   Payment of deferred financing costs                                           -        (690,000)
   Contributions from sole member                                                -         163,000
   Distributions to sole member                                           (140,000)       (414,000)
                                                                      ------------------------------
             Net cash provided by financing activities                  12,925,000      57,738,000
                                                                      ------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (11,937,000)       (207,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          16,095,000         248,000
                                                                      ------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  4,158,000    $     41,000
                                                                      ------------------------------
                                                                      ------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid for Interest                                                $  8,647,000    $  2,172,000
                                                                      ------------------------------
                                                                      ------------------------------


   The accompanying notes are an integral part of these financial statements

                                EPIC RESORTS, LLC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

The Company has reclassified certain prior period amounts to conform to the current year presentation.

2.  NATURE OF BUSINESS:

         Epic Resorts, LLC (a sole-member Delaware limited liability company) and its wholly owned subsidiaries (collectively, the "Company") generate revenue from the sale and financing of vacation ownership interests in its resorts. Customers acquire the right to use a fully furnished vacation residence, generally for a one-week period each year, in perpetuity ("Vacation Ownership Interests"). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Ownership Interests in its resorts, and (iii) providing customer financing to individual purchasers of Vacation Ownership Interests at its resorts. The Company also generates income from the transient rental of resort accommodations.

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

3.  RELATED PARTY TRANSACTIONS:

         The Company has accrued $920,000 and $829,000 as of June 30,1999 and December 31,1998, respectively, as a receivable from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses paid on behalf of the homeowners' associations. This receivable is included in other assets in the accompanying consolidated balance sheets.

4.  SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment, which includes the development, acquisition, marketing, financing, and management of vacation ownership resorts. The Company does not operate outside the United States. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS QUARTERLY REPORT AND OTHER WRITTEN REPORTS AND ORAL STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY MAY CONTAIN "FORWARD-LOOKING STATEMENTS". ALL STATEMENTS THAT ADDRESS OPERATING PERFORMANCE, EVENTS OR DEVELOPMENTS THAT MANAGEMENT ANTICIPATES WILL OCCUR IN THE FUTURE, INCLUDING STATEMENTS RELATED TO FUTURE SALES, PROFITS, EXPENSES, AND INCOME, OR STATEMENTS EXPRESSING GENERAL OPTIMISM ABOUT FUTURE RESULTS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

         FORWARD-LOOKING STATEMENTS ARE SUBJECT TO THE SAFE HARBORS CREATED IN THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

RESULTS OF OPERATIONS

The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the statements of income for the three and six months ended June 30, 1999 and 1998, and presents an analysis of the financial condition of the Company as of June 30, 1999.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES. For the three months ended June 30, 1999, the Company generated total revenues of $33.8 million compared to $12.5 million for the three months ended June 30, 1998, an increase of $21.3 million, or 170%. This increase is primarily the result of a $14.0 million increase in sales of Vacation Ownership Interests to $23.2 million for the three months ended June 30, 1999 from $9.2 million for the comparable period in 1998, an increase of 152%. Sales of Vacation Ownership Interests include the new sales activities at Scottsdale Links, Desert Paradise, Palm Springs Marquis and Hilton Head Resorts of $12.7 million for the three months ended June 30, 1999.

Resort operations revenue increased 210% to $6.2 million for the three months ended June 30, 1999 from $2.0 million for the comparable period in 1998, as a result of $1.3 million of additional resort revenues from the recently acquired resorts, as well as increased revenues of $3.3 million from the sale of vacation packages. Revenue from vacation package sales is deferred until the Company fulfills the client vacation.

Gain on sales of receivables increased to $3.5 million for the three months ended June 30, 1999 from $0 for the comparable prior period. This increase is attributable to the Receivables Facility entered into in October 1998.

Other income decreased 31% to $904,000 for the three months ended June 30, 1999 from $1.3 million for the comparable period in 1998, this decrease reflects a reduction in interest income, due to the sale of the notes receivable under the Company's receivables facility.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 19.7% for the three months ended June 30, 1999 from 22.3% for the comparable period in 1998. This decrease was attributable to the increase in the average sales price of Vacation Ownership Interests at the resorts, as well as the lower cost of sales from the newer resorts.

RESORT OPERATIONS EXPENSE. Resort operations expense increased 527% to $6.9 million for the three months ended June 30, 1999 from $1.1 million for the comparable period in 1998, reflecting increased expenses to operate Scottsdale Links, Desert Paradise and Palms Springs Marquis resorts, as well as increased expenses of $1.2 million relating to the sale of vacation packages.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Interests increased to 43.1% for the three months ended June 30, 1999 from 38.3% for the comparable period in 1998. This increase was primarily a result of the marketing costs incurred to generate tours as sales commenced at the Scottsdale Links, Desert Paradise, Island Links and Palm Springs Marquis resorts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.4 million for the three months ended June 30, 1999 from $1.0 million for the comparable period in 1998. As a percentage of Sales of Vacation Ownership Interests and resort operations revenue, general and administrative expenses increased to 11.6% for the three months ended June 30, 1999 from 8.8% for the comparable period in 1998 primarily as a result of increased staffing and costs incurred to properly support the newly acquired resorts.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of sales of Vacation Ownership Interests decreased to 2.9% for the three months ended June 30, 1999 from 4.0% for the comparable period in 1998 which reflects the increased number of financed sales at the Company's resorts.

INTEREST EXPENSE. Interest expense increased to $4.8 million for the three months ended June 30, 1999 from $1.1 million for the comparable period in 1998 reflecting additional interest on the Notes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES. For the six months ended June 30, 1999, the Company generated total revenues of $55.5 million compared to $22.6 million for the six months ended June 30, 1998, an increase of $32.9 million, or 145.6%. This increase is primarily the result of an $22.2 million increase in sales of Vacation Ownership Interests to $38.9 million for the six months ended June 30, 1999 from $16.7 million for the comparable period in 1998, an increase of 132.9%. Sales of Vacation Ownership Interests include the new sales activities at Scottsdale Links, Desert Paradise, Island Links and Palm Springs Marquis Resorts of $18.4 million for the six months ended June 30, 1999.

Resort operations revenue increased 188.2% to $9.6 million for the six months ended June 30, 1999 from $3.4 million for the comparable period in 1998, as a result of $3.0 million of additional resort revenues from the recently acquired resorts, as well as increased revenues of $3.9 million from the sale of vacation packages.

Gain on sales of receivables increased to $5.3 million for the six months ended June 30, 1999 from $0 for the comparable prior period. This increase is attributable to the Company's receivables facility entered into in October 1998.

Other income decreased 36% to $1.6 million for the six months ended June 30, 1999 from $2.5 million for the comparable period in 1998 due to the sale of the notes receivable under the Company's receivables facility.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 19.8% for the six months ended June 30, 1999 from 23.2% for the comparable period in 1998. This decrease was attributable to the increase in the average sales price of Vacation Ownership Interests at the resorts and the lower cost of sales from the newer resorts.

RESORT OPERATIONS EXPENSE. Resort operations expense increased 425% to $10.5 million for the six months ended June 30, 1999 from $2.0 million for the comparable period in 1998, reflecting increased expenses to operate Scottsdale Links, Desert Paradise and Palms Springs Marquis resorts, as well as increased expenses of $2.4 million relating to the sale of vacation packages.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Interests increased to 42.8% for the six months ended June 30, 1999 from 38.7% for the comparable period in 1998. This increase was primarily a result of the marketing costs incurred to generate tours as sales commenced at the Scottsdale Links, Desert Paradise, Island Links and Palm Springs Marquis resorts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $6.7 million for the six months ended June 30, 1999 from $1.8 million for the comparable period in 1998. As a percentage of Sales of Vacation Ownership Interests and resort operations revenue, general and administrative expenses increased to 13.9% for the six months ended June 30, 1999 from 8.8% for the comparable period in 1998 primarily as a result of increased staffing and costs incurred to properly support the newly acquired resorts.

INTEREST EXPENSE. Interest expense increased to $9.6 million for the six months ended June 30, 1999 from $2.1 million for the comparable period in 1998 reflecting additional interest on the Notes.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of sales of Vacation Ownership Interests decreased to 3.6% for the six months ended June 30, 1999 from 4.2% for the comparable period in 1998 which reflects the increased number of financed sales at the Company's resorts.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations through the sale and financing of membership interests in Epic Vacation Club, Vacation Ownership Interests, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Ownership Interests, the Company generates cash from operations from customer downpayments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgages receivable. The Company generates additional cash from the financing of Vacation Ownership Interests equal to the difference between the interest charged on the customer mortgages receivable and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable. The Company expects to generate additional cash flow from its Vacation Ownership Interests Receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of its receivables facility upon completion of securitizations of such receivables.

The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. These funds are provided by the Company's non-recourse $75 million vacation ownership loan participation facility. Under this receivables facility, the Company sells Vacation Ownership Interest Receivables to a limited purpose, bankruptcy remote subsidiary of the Company, and a financial institution purchases from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests are paid to the Company as consideration for the receivables sold to the subsidiary. The receivables facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. The receivables facility provides non-recourse interim funding for the Vacation Ownership Interests Receivable pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by its receivables facility.

The Company's capital resources are provided from the following sources: (i) cash flows from operations, (ii) proceeds from the receivables facility and
(iii) working capital. In addition, $8.5 million representing an amount equal to one interest payment under the Notes, is held in an escrow account for the benefit of the holders of the Notes to pay interest on the Notes. The escrow funds may be disbursed to the extent necessary to make the interest payment on the Notes. The Company must at all times maintain escrow funds in an escrow account sufficient to make the next required interest payment on the Notes.

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

The Company believes that its available working capital, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for future business operations. The Company may obtain additional credit facilities or issue other corporate debt or equity securities in connection with future acquisitions. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as management deems prudent.

YEAR 2000

         The Year 2000 issue is a flaw in many electronic data processing systems, which prevents them from processing year-date data accurately beyond the year 1999. This is the result of using a two-digit representation for the year, for example "99" for "1999." This approach assumed that the first two digits of the abbreviated date are "19." However, when the computer reaches 2000 it may interpret "00" as the year 1900 possibly causing inaccurate data processing or processing to stop altogether.

         The Company is addressing the Year 2000 issue with a corporate wide initiative led by the Director of Information Systems and involving the Company's Risk Manager. The initiative includes ascertaining that each of the software packages in use has been certified as Year 2000 compliant.

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

         While the Company believes that its exposure to risks involving the Year 2000 problem is minimal, there can be no assurance that the systems of suppliers or third party service providers are Year 2000 compliant, or that the failure of such suppliers or third party providers to be Year 2000 compliant will not have an effect on the Company. The Company believes that its reasonably likely worst case scenario regarding Year 2000 noncompliance is that certain functions currently performed by its computer systems will have to be performed manually. This could result in increased administrative burden and expense. The Company has not made any material expenditures regarding the Year 2000 issue and has utilized its internal staff to make all required Year 2000 upgrades and conversions. These costs are not separately tracked.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is not exposed to interest rate risk in the near term, as substantially all of the Company's indebtedness is at fixed rates (principally the $130 million of senior secured redeemable notes which bear interest at a fixed rate of 13.0%). The Company does not maintain a trading account for any class of financial instrument, has never purchased any derivative instruments, and is not directly subject to any foreign currency exchange or commodity price risk.

                           PART II. OTHER INFORMATION


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

             Exhibit 27 - Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EPIC RESORTS, LLC



Dated:            , 1999                  By:
      ------------------                     ----------------------------------
                                              Scott J. Egelkamp
                                              Vice President and Chief Financial
                                                Officer
                                              Duly Authorized Principal
                                                Financial Officer

                                  EXHIBIT INDEX


                       Exhibit 27. Financial Data Schedule