Form 10-Q
period 1999-09-30
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 1999-11-15
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended September 30, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ----------------------     ---------------------

Commission File Number:  333-61433

                                EPIC RESORTS, LLC
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 23-2888968
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                 identification no.)

      1150 FIRST AVENUE, SUITE 900                         19407
           KING OF PRUSSIA, PA                           (Zip Code)
(Address of principal executive offices)

                                 (610) 992-0100
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         As of September 30, 1999, 1,118,000 membership interests of the registrant were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                EPIC RESORTS, LLC

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                         PAGE
ITEM 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets - September 30, 1999 and
              December  31, 1998...............................................................................3

              Consolidated Statements of Operations - Nine Months Ended
              September 30, 1999 and 1998......................................................................4

              Consolidated Statements of Cash Flows  - Nine Months Ended
              September 30, 1999 and 1998......................................................................5

              Notes to Consolidated Financial Statements.......................................................6

ITEM 2.       Management's Discussion and Analysis of Consolidated Financial Condition
              and Results of Operations........................................................................7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk......................................11


PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K..................................................................


SIGNATURES

EXHIBIT INDEX...................................................................................................

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                September 30,        December 31,
                                                                                    1999                 1998
                                                                               --------------        ------------
                                     ASSETS
Cash and cash equivalents                                                      $  6,326,000          $ 16,095,000

Cash in escrow                                                                    8,886,000             8,586,000

Investment in residual interests                                                 28,849,000            15,223,000

Mortgages receivable, net of allowance of $1,234,000 and  $991,000 as
of September 30, 1999 and December 31, 1998, respectively                        19,168,000            11,771,000

Inventory                                                                        66,190,000            73,042,000

Property and equipment, net                                                      15,186,000            11,909,000

Deferred financing costs, net                                                     5,663,000             6,823,000

Other assets                                                                      7,258,000             3,479,000
                                                                              -------------------------------------
             Total assets                                                      $157,526,000          $146,928,000
                                                                              -------------------------------------
                                                                              -------------------------------------

                         LIABILITIES AND MEMBERS' EQUITY

Accounts payable                                                               $  2,043,000          $  1,154,000

Accrued expenses                                                                  1,006,000             1,743,000

Accrued interest payable                                                          4,961,000               736,000

Advance deposits                                                                     43,000                76,000

Deferred revenue                                                                  1,621,000               423,000

Notes payable                                                                       418,000               621,000

Senior secured notes payable                                                    127,727,000           127,432,000
                                                                              -------------------------------------
             Total liabilities                                                  137,819,000           132,185,000
                                                                              -------------------------------------

Commitments and contingencies                                                             -                     -

Warrants                                                                          2,757,000             2,757,000

Members' equity                                                                  16,950,000            11,986,000
                                                                              -------------------------------------
             Total liabilities and members' equity                             $157,526,000          $146,928,000
                                                                              -------------------------------------
                                                                              -------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                For the Three Months                     For the Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                             --------------------------              ---------------------------
                                                               1999               1998                1999                1998
                                                             -------            -------              ------              -------
Revenue:
    Sales of vacation ownership interests                $ 24,542,000        $ 10,678,000        $ 63,417,000        $ 27,344,000
    Resort operations                                       5,771,000           2,096,000          15,402,000           5,512,000
    Gains on sales of receivables                           4,749,000                   -          10,068,000                   -
    Other income                                              823,000           1,558,000           2,447,000           4,070,000
                                                        ---------------------------------------------------------------------------
                                                           35,885,000          14,332,000          91,334,000          36,926,000
                                                        ---------------------------------------------------------------------------

Costs and expenses:
    Cost of sales of vacation ownership interests           4,788,000           2,435,000          12,490,000           6,296,000
    Resort operations                                       6,480,000           1,346,000          17,022,000           3,367,000
    Selling and marketing costs                            11,041,000           4,038,000          27,696,000          10,487,000
    General and administrative                              4,068,000           1,663,000          10,790,000           3,428,000
    Provision for doubtful accounts                           802,000             418,000           2,210,000           1,116,000
    Depreciation                                              373,000             154,000             755,000             530,000
    Financing and closing costs                               226,000             290,000             741,000             868,000
    Interest expense                                        4,855,000           4,830,000          14,457,000           6,900,000
                                                        ---------------------------------------------------------------------------
                                                           32,633,000          15,174,000          86,161,000          32,992,000
                                                        ---------------------------------------------------------------------------
Income (loss) before minority interest                      3,252,000            (842,000)          5,173,000           3,934,000

Minority interest                                                   -                   -                   -           1,190,000

Income (loss) before extraordinary item                             -            (842,000)                  -           2,744,000

Extraordinary loss on early extinguishment of debt                  -          (2,722,000)                  -          (2,722,000)
                                                        ---------------------------------------------------------------------------
Net income (loss)                                        $  3,252,000        $ (3,564,000)       $  5,173,000        $     22,000
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       For the nine months
                                                                                                        ended September 30,
                                                                                                -------------------------------
                                                                                                  1999                   1998
                                                                                                 ------                 ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                              $   5,173,000           $      22,000
    Adjustments to reconcile net income  to net cash used in operating activities-
          Depreciation                                                                            755,000                 530,000
          Amortization of deferred financing costs                                              1,438,000               1,031,000
          Provision for doubtful accounts                                                       2,210,000               1,116,000
          Gains on sales of receivables                                                       (10,068,000)                      -
          Minority interest                                                                             -               1,190,000
          Changes in assets and liabilities--
              Mortgages receivable                                                            (26,572,000)            (15,952,000)
              Inventory                                                                         6,852,000             (64,026,000)
              Other assets                                                                     (3,779,000)               (777,000)
              Accounts payable                                                                    889,000                (381,000)
              Accrued expenses                                                                   (737,000)              4,004,000
              Advance deposits                                                                    (33,000)                 14,000
              Deferred revenue                                                                  1,198,000                       -
                                                                                          -----------------------------------------
              Net cash used in operating activities                                           (22,674,000)            (73,229,000)
                                                                                          -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                         (4,032,000)               (888,000)
    Investment in residual interests                                                          (13,626,000)                      -
                                                                                          -----------------------------------------
                Net cash used in investing activities                                         (17,658,000)               (888,000)
                                                                                          -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                         -              11,916,000
    Proceeds from bridge loan                                                                           -              55,414,000
    Proceeds from bond offering                                                                         -             130,000,000
    Payments on notes payable                                                                    (203,000)            (88,974,000)
    Interest escrows                                                                             (300,000)            (17,650,000)
    Proceeds from sales of receivables                                                         31,555,000                       -
    Payment of deferred financing costs                                                          (278,000)             (6,728,000)
    Purchase of minority interest                                                                       -              (3,300,000)
    Contributions from members                                                                          -                 163,000
    Distributions to members                                                                     (211,000)               (414,000)
                                                                                          -----------------------------------------
                                                                                               30,563,000              80,427,000
                                                                                          -----------------------------------------
                Net cash provided by financing activities
                                                                                          -----------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (9,769,000)              6,310,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 16,095,000                 248,000
                                                                                          -----------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   6,326,000           $   6,558,000
                                                                                          -----------------------------------------
                                                                                          -----------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                      $   8,794,000           $   2,810,000
                                                                                          -----------------------------------------
                                                                                          -----------------------------------------

    The accompanying notes are an integral part of these financial statements

                                EPIC RESORTS, LLC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

2.   NATURE OF BUSINESS:

         Epic Resorts, LLC (a Delaware limited liability company) and its wholly owned subsidiaries (collectively the "Company") generate revenue from the sale and financing of vacation ownership interests in its resorts. Customers acquire the right to use a fully furnished vacation residence, generally for a one-week period each year, in perpetuity ("Vacation Ownership Interests"). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Ownership Interests in its resorts, and (iii) providing customer financing to individual purchasers of Vacation Ownership Interests at its resorts. The Company also generates income from the transient rental of resort accommodations.

         Beginning in the first quarter of 1999, Epic began selling membership interests of Epic Vacation Club (the "Club"), a Delaware nonprofit mutual benefit corporation formed in 1998, at all of its resorts. The Club was formed for the specific purpose of owning and managing the real property conveyed to it by Epic. The Club provides purchasers significant flexibility in their vacation planning, a wider variety of vacation options and easier access to Epic's network of resorts. The Club sells points, which entitle the customer to reserve units at any of Epic's six resorts and in increments as short as one day. The number of points required to stay one day at one of Epic's resorts varies depending upon the particular resort, the size of the unit, the season and the day of the week.


3.   SALES OF MORTGAGES RECEIVABLE:

         During the three and nine months ended September 30, 1999, Epic sold $20,462,000 and $42,515,000, respectively of mortgages receivables as part of its $75 million Vacation Ownership Loan Participation Facility ("Receivables Facility"). Under this Receivables Facility, Epic sells its Vacation
Ownership Interest Receivables on a non-recourse basis to Epic Master Funding Corporation ("Epic Funding"), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and (i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivable Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.

4.   RELATED PARTY TRANSACTIONS:

         The Company has accrued $1,274,000 and $829,000 as of September 30, 1999 and December 31,1998, respectively, as a receivable from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses paid on behalf of the homeowners' associations. This receivable is included in other assets in the accompanying consolidated balance sheets.

5.   SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment, which includes the development, acquisition, marketing, financing, and management of vacation ownership resorts. The Company does not operate outside the United States. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of Epic's revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS QUARTERLY REPORT, AND OTHER WRITTEN REPORTS AND ORAL STATEMENTS MADE FROM TIME TO TIME BY EPIC, MAY CONTAIN "FORWARD-LOOKING STATEMENTS."
ALL STATEMENTS THAT ADDRESS OPERATING PERFORMANCE, EVENTS OR DEVELOPMENTS THAT MANAGEMENT ANTICIPATES WILL OCCUR IN THE FUTURE, INCLUDING STATEMENTS RELATED TO FUTURE SALES, PROFITS, EXPENSES, AND INCOME, OR STATEMENTS EXPRESSING GENERAL OPTIMISM ABOUT FUTURE RESULTS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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


HISTORY AND OWNERSHIP

         Epic Resorts, LLC, a Delaware limited liability company ("EPIC"), was formed in June 1998 to merge with Epic Resorts, Inc. Epic Resorts, Inc. had been formed to combine the ownership of the London Bridge Resort and the Daytona Beach Regency and their vacation ownership acquisition and development businesses. London Bridge Resort was acquired in 1986 by London Bridge Resort, Inc., a Delaware corporation wholly owned by Thomas F. Flatley, Epic's President. In April 1996, the Daytona Beach Regency Resort was acquired by Daytona Beach Regency, Ltd., a limited partnership controlled by Mr. Flatley.

         In connection with the private placement of $130 million aggregate principal amount of Epic's Senior Secured Redeemable Notes due 2005 (the "SECURED NOTES") in July 1998, Epic Resorts, Inc. was merged into Epic Resorts, LLC and certain of its subsidiaries were merged into limited liability companies. Mr. Flatley simultaneously contributed his membership interests in certain of those subsidiaries to Epic. In connection with the issuance of the Secured Notes, Epic acquired four new resorts (Desert Paradise Resort, Scottsdale Links Resort, Palm Springs Marquis Villas and Island Links Resort) and purchased the limited partnership interests in Daytona Beach Regency, Ltd. not owned by Mr. Flatley.


BUSINESS

         Epic is a nationwide developer and marketer of vacation ownership resorts located in major tourist destinations. Vacation ownership interests typically entitle the buyer to a fully furnished vacation residence in any one of Epic's six resorts based on the number of points purchased in Epic Vacation Club, a Delaware nonprofit non-stock corporation developed by Epic
(the "VACATION CLUB"). The Vacation Club is managed by a board of directors elected by its members. The Vacation Club holds units of each of Epic's resorts which are transferred into the Vacation Club by each of Epic's operating subsidiaries when the units are developed or purchased by the applicable subsidiary. Epic converted its operations to this vacation club system in January 1999. Prior to this time, a customer would purchase a one-week timeshare interval at one particular resort, and would receive a deed evidencing their purchase. Epic now sells points ("VACATION POINTS") in the Vacation Club, which entitle the purchaser to reserve units at any of Epic's six resorts and in increments as short as one day, depending on how far in advance reservations are made. A customer now has access to all of Epic's resorts, as well as over 1,500 other resorts worldwide through Epic's participation in vacation ownership interest exchange networks. The vacation club system offers Epic's customers greater flexibility in their vacation planning, a wider variety of vacation options, and easier access to Epic's network of resorts.

         Epic's six resorts are located in Las Vegas, Nevada; Scottsdale, Arizona; Palm Springs, California; Daytona Beach, Florida; Lake Havasu City, Arizona; and Hilton Head, South Carolina.

         Epic marketed and sold its Timeshare Intervals and markets and sells its Vacation Points (collectively, "VACATION OWNERSHIP INTERESTS") through both on-site and off-site sales centers. In addition, Epic generates income through the rental of available suites at its resorts. Epic sells Vacation Ownership Interests to purchasers for leisure purposes and not for investment purposes.


EPIC VACATION CLUB

         The Vacation Club is a Delaware nonprofit, non stock corporation formed by Epic in 1998. The Vacation Club's certificate of incorporation provides that it was formed for the specific purpose of owning and managing the real property conveyed to it by Epic and its resort subsidiaries. Purchasers of Vacation Points ("PURCHASERS") receive the right to reserve time at any of the resort units conveyed to the Vacation Club as well as the right to vote to elect the Vacation Club's board members and to vote on major Club matters. Epic currently owns a majority of the Vacation Points allocated in respect of the Resorts in the Vacation Club and expects to own a majority of all Vacation Points in the near future.

         The Vacation Club maintains a reserve, funded from the annual assessments collected from Purchasers, which is used to maintain and upgrade the interiors and furnishings of the resort units, and the exteriors and common areas of the resorts in which the Vacation Club owns all of the units. The Vacation Club collects maintenance dues from Purchasers based on the number of Vacation Points owned. Currently, the annual dues are 4.5 cents per Vacation Point. These dues are intended to cover the Vacation Club's operating costs, including condominium association dues at each resort. Epic will pay association dues for all unsold Vacation Points.

         The vacation club system provides Purchasers with significant flexibility in planning their vacations. Under this system, Purchasers can select vacations according to their schedules, space needs and available Vacation Points. The number of Vacation Points that are required to stay one day at one of Epic's resorts varies depending upon the particular resort, the size of the unit, the season and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 1,000 Vacation Points per night off-season and 1,500 Vacation Points per night in peak season. A midweek stay at the same one-bedroom unit would require less Vacation Points. Vacation Points are reissued on an anniversary date basis and any unused Vacation Points may be carried over for one year. A Purchaser may also borrow Vacation Points from their allotment for the next year, subject to certain restrictions prescribed by the Vacation Club.

         In addition, Purchasers may also buy bonus time from the Vacation Club for use when space is available. Bonus time can only be reserved within two weeks of use. Bonus time gives customers the opportunity to use available units on short notice at a reduced rate (generally from $20 to $50 per night for a two bedroom unit, mid-week in the off-season) and to obtain vacation opportunities beyond their Vacation Point allotment.

         The Vacation Club has a board of directors, elected by its members, that manages its business and affairs. Each of the directors and principal executive officers of the Vacation Club are also officers of Epic. The Board must obtain the approval of a majority of the voting power represented to take certain actions, including (i) any incurrence of a capital expenditure exceeding 5% of the Vacation Club's budgeted gross expenses during any fiscal year and
(ii) the sale of any of the Vacation Club's property during any fiscal year, if the aggregate fair market value is in excess of 5% of the Vacation Club's budgeted expenses for that year.

SALES AND MARKETING

         Epic focuses its sales and marketing activities on generating a predictable flow of both off-site and on-site prospective purchasers of Vacation Ownership Interests at minimal cost.

         OFF-SITE SALES CENTERS. Epic currently operates an off-site sales center in Philadelphia, Pennsylvania. Epic also plans to add four additional sales centers by the end of 1999, two of which have already been constructed in Schaumburg, Illinois and Torrence, California. Epic currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by Epic, are generally more cost effective because they reduce the need for on-site tours of Epic's Resorts and are more easily accessible to Epic's target customers.

         ON-SITE SALES CENTERS. Epic utilizes a variety of marketing techniques to generate on-site tours, including mini-vacations resulting from telemarketing and targeted mailings, retail center kiosks, in-house marketing to renters, marketing to current owners of Vacation Ownership Interests and referrals. Epic's completed but unsold inventory of resort units also provides additional revenue as well as sales and marketing cost advantages through (i) rental income, (ii) access to a steady source of high quality, low cost, on-site sales tours from rental customers, and (iii) lower mini-vacation marketing costs.

         Epic typically establishes the sales prices for its Vacation Ownership Interests on a resort-by-resort basis after reviewing competitive local market conditions. When Epic enters into a new market, it typically prices Vacation Ownership Interests to attract the maximum number of potential customers and gain market share. As Epic becomes more established in a market, sales prices are increased to reflect the high quality of its resorts. For example, average sales prices for Vacation Ownership Interests at Epic's London Bridge Resort and Daytona Beach Regency have increased from $8,900 and $7,900, at commencement of sales, respectively, to $13,323 and $11,349, respectively, as of December 31, 1998.

         Epic's sales representatives are a critical component of its sales and marketing effort, and Epic continually strives to attract, train and retain a dedicated sales force. Epic provides sales instruction and training, which coupled with the sales representative's valuable knowledge of each resort, assists in acquainting prospective customers with the benefits of each resort. Epic's sales staff is required to provide each customer with a written disclosure statement regarding the Vacation Ownership Interest to be sold prior to the time the customer signs a purchase agreement. This disclosure statement sets forth relevant information regarding ownership of a Vacation Ownership Interest at the resort and must be signed by every purchaser. Epic believes that this information statement contains all material and relevant information a customer requires to make an informed decision regarding the purchase of a Vacation Ownership Interest at one of its resorts. At closing, customers are also provided with a toll free customer service phone number to facilitate any additional information requests.

         To support its marketing and sales efforts, Epic has also developed a computer database to track its vacation ownership marketing and sales programs. Management believes that as Epic's vacation ownership operations grow, this database will become an increasingly significant asset and will enable it to take advantage of less costly marketing and referral opportunities.


CUSTOMER FINANCING

         Approximately 90% of Epic's customers (each, an "OBLIGOR") finance their purchase of a Vacation Ownership Interest with Epic. Obligors are generally required to make a down payment of at least 10% of the purchase price. The balance is typically financed for a period of seven to ten years at a fixed interest rate. Epic financed approximately 90% of the aggregate purchase price of these sales during each of 1996, 1997 and 1998, and received cash for the remaining balance.

         The adequacy of Epic's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of receivables.

         Epic believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of Vacation Ownership Interests through a single source. In addition, the down payments required by Epic are similar to those required by banks and mortgage companies which offer this type of credit, when such credit is available.


VACATION OWNERSHIP EXCHANGE NETWORKS

         According to the American Resort Developers Association, the primary reason cited by consumers for purchasing a Vacation Ownership Interest is the ability to exchange such interest for accommodations at other resorts through worldwide exchange networks. Membership in an exchange network allows the owner of a Vacation Ownership Interest at one of Epic's Resorts or in the Vacation Club to exchange their occupancy right for a similar right at another participating resort, based upon availability and the payment of a variable exchange fee. A Vacation Ownership Interest can be exchanged by listing the interest as available with the exchange network affiliated with the owner's home resort and requesting occupancy at another participating resort, indicating the preferred resort or geographic area, the size of the unit desired, and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, which is based upon a number of factors, including the location and size of the unit, the quality of the resort and the time of year during which the exchanging owner's Vacation ownership Interest is available. The network then attempts to satisfy the exchange request by providing an occupancy right in a participating resort with a similar rating.

         Each Resort is affiliated with Interval International ("II"), one of the leading worldwide vacation ownership exchange companies. Participation in II entitles owners to exchange their annual occupancy rights for occupancy at over 1,700 II resorts worldwide. By contract, II also manages the day-to-day master reservation system for the Epic resort system at a cost effective level. Epic regards the use of the reservation system as a significant customer service to its members and a competitive advantage over other resort developers. All of the Resorts have received Five-Star designations from II, the highest designation under II's rating system. II awards this designation to less than 10% of its 1,700 member resorts.


RESULTS OF OPERATIONS

The following analysis by the management of Epic summarizes the significant changes in the results of operations presented in the statements of operations for the three and nine months ended September 30, 1999 and 1998, and presents an analysis of the financial condition of Epic as of September
30, 1999.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. For the three months ended September 30, 1999, Epic generated total revenues of $35.9 million compared to $14.3 million for the three months ended September 30, 1998, an increase of $21.6 million, or 151%. This increase is primarily the result of a $13.8 million increase in sales of Vacation Ownership Interests to $24.5 million for the three months ended September 30,1999 from $10.7 million for the comparable period in 1998, an increase of 129%. Sales of Vacation Ownership Interests include the new sales activities at Scottsdale Links, Desert Paradise, Palm Springs Marquis and Island Links resorts of $12.7 million for the three months ended September 30, 1999.

Resort operations revenue increased 176% to $5.8 million for the three months ended September 30, 1999 from $2.1 million for the comparable period in 1998, as a result of $2.7 million of additional resort revenues from the recently acquired resorts, as well as increased revenues of $3.2 million from the sale of vacation packages. Revenue from vacation package sales is deferred until the Company fulfills the client vacation.

Gains on sales of receivables increased to $4.7 million for the three months ended September 30, 1999 for the comparable prior period. This increase is attributable to continued fundings under Epic's Receivables Facility entered into in October 1998.

Other income decreased 200% to $823,000 for the three months ended September 30, 1999 from $1.6 million for the comparable period in 1998, this decrease reflects a reduction in interest income, due to the sale of the notes receivable under Epic's receivables facility.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 19.5% for the three months ended September 30, 1999 from 22.8% for the comparable period in 1998. This decrease was attributable to the increase in the average sales price of Vacation Ownership Interests at the resorts, as well as the lower cost of sales from the newer resorts.

RESORT OPERATIONS EXPENSE. Resort operations expense increased 400% to $6.5 million for the three months ended September 30, 1999 from $1.3 million for the comparable period in 1998, reflecting increased expenses to operate Scottsdale Links, Desert Paradise and Palms Springs Marquis resorts, as well as increased expenses of $2.6 million relating to the sale of vacation packages.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of sales of Vacation Ownership Interests increased to 45.0% for the three months ended September 30, 1999 from 37.8% for the comparable period in 1998. This increase was primarily a result of the marketing costs incurred to generate tours as sales commenced at the Scottsdale Links, Desert Paradise, Island Links and Palm Springs Marquis resorts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4.1 million for the three months ended September 30, 1999 from $1.7 million for the comparable period in 1998. As a percentage of sales of Vacation Ownership Interests and resort operations revenue, general and administrative expenses increased to 13.5% for the three months ended September 30, 1999 from 13.3% for the comparable period in 1998 primarily as a result of increased staffing and costs incurred to properly support the new resorts.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of sales of Vacation Ownership Interests decreased to 3.3% for the three months ended September 30, 1999 from 3.9% for the comparable period in 1998 which reflects the increased number of financed sales at Epic's resorts.

INTEREST EXPENSE. Interest expense increased to $4.9 million for the three months ended September 30, 1999 from $4.8 million for the comparable period in 1998, reflecting a full three months of interest on the Secured Notes, as compared to less than eleven weeks in the prior period.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. For the nine months ended September 30, 1999, Epic generated total revenues of $91.3 million compared to $36.9 million for the nine months ended September 30, 1998, an increase of $54.4 million, or 147.4%. This increase is primarily the result of a $36.1 million increase in sales of Vacation Ownership Interests to $63.4 million for the nine months ended September 30, 1999 from $27.3 million for the comparable period in 1998, an increase of 132.2%. Sales of Vacation Ownership Interests include the new sales activities at Scottsdale Links, Desert Paradise, Island Links and Palm Springs Marquis resorts of $31.4 million for the nine months ended September 30, 1999.

Resort operations revenue increased 180.0% to $15.4 million for the nine months ended September 30, 1999 from $5.5 million for the comparable period in 1998, as a result of $3.0 million of additional resort revenues from the recently acquired resorts, as well as increased revenues of $3.9 million from the sale of vacation packages.

Gains on sales of receivables increased to $10.1 million for the nine months ended September 30, 1999 from the comparable prior period. This increase is attributable to Epic's receivables facility entered into in October 1998.

Other income decreased 41.5% to $2.4 million for the nine months ended September 30, 1999 from $4.1 million for the comparable period in 1998 due to the sale of the notes receivable under Epic's receivables facility.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 19.7% for the nine months ended September 30, 1999 from 23.0% for the comparable period in 1998. This decrease was attributable to the increase in the average sales price of Vacation Ownership Interests at the resorts and the lower cost of sales from the newer resorts.

RESORT OPERATIONS EXPENSE. Resort operations expense increased 425% to $17.0 million for the nine months ended September 30, 1999 from $3.4 million for the comparable period in 1998, reflecting increased expenses to operate Scottsdale Links, Desert Paradise, Island Links and Palms Springs Marquis resorts, as well as increased expenses of $5.4 million relating to the sale of vacation packages.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of sales of Vacation Ownership Interests increased to 43.7% for the nine months ended September 30, 1999 from 38.4% for the comparable period in 1998. This increase was primarily a result of the marketing costs incurred to generate tours as sales commenced at the Scottsdale Links, Desert Paradise, Island Links and Palm Springs Marquis resorts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $10.8 million for the nine months ended September 30, 1999 from $3.5 million for the comparable period in 1998. As a percentage of sales of Vacation Ownership Interests and resort operations revenue, general and administrative expenses increased to 13.7% for the nine months ended September 30, 1999 from 10.6% for the comparable period in 1998 primarily as a result of increased staffing and costs incurred to properly support the new resorts.

INTEREST EXPENSE. Interest expense increased to $14.5 million for the nine months ended September 30, 1999 from $6.9 million for the comparable period in 1998 reflecting a full nine months of interest on Epic's senior secured notes payable for the nine months ended September 30, 1999, as compared to only three months from the July 1998 issuance date in the comparable period.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of sales of Vacation Ownership Interests decreased to 3.5% for the nine months ended September 30, 1999 from 4.1% for the comparable period in 1998 which reflects the increased number of financed sales at Epic's resorts.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations through the sale and financing of membership interests in Epic Vacation Club, Vacation Ownership Interests, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Ownership Interests, Epic generates cash from operations from customer downpayments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgages receivable. The Company generates additional cash from the financing of Vacation Ownership Interests equal to the difference between the interest charged on the customer mortgages receivable and the interest paid on the notes payable secured by Epic's pledge of such customer mortgages receivable.
The Company expects to generate additional cash flow from its Vacation
Ownership Interests Receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of its receivables facility upon completion of securitizations of such receivables.

The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. These funds are provided by Epic's non-recourse $75 million vacation ownership loan participation facility. Under this receivables facility, Epic sells Vacation Ownership Interest receivables to a limited purpose, bankruptcy remote subsidiary of Epic, and a financial institution purchases from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests are paid to Epic as consideration for the receivables sold to the subsidiary. The receivables facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. The receivables facility provides non-recourse interim funding for the Vacation Ownership Interests receivables pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by its receivables facility.

The Company's capital resources are provided from the following sources: (i) cash flows from operations, (ii) proceeds from the receivables facility and
(iii) working capital. In addition, $8.5 million representing an amount equal to one interest payment under the Secured Notes, is held in an escrow account for the benefit of the holders of the Secured Notes to pay interest on the Secured Notes. The escrow funds may be disbursed to the extent necessary to make the interest payment on the Secured Notes. The Company must at all times maintain escrow funds in an escrow account sufficient to make the next required semi-annual interest payment on the Secured Notes.

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

The Company believes that its available working capital, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for future business operations. The Company may obtain additional credit facilities or issue other corporate debt or equity securities in connection with future acquisitions. Any debt incurred or issued by Epic may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as management deems prudent.

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

         At each of Epic's resort locations, the general manager has been advised that the resort's suppliers are Year 2000 compliant or that such suppliers have taken the necessary steps to become compliant before the end of 1999.

         While Epic believes that its exposure to risks involving the Year 2000 problem is minimal, there can be no assurance that the systems of suppliers or third party service providers are Year 2000 compliant, or that the failure of such suppliers or third party providers to be Year 2000 compliant will not have an effect on Epic. The Company believes that its reasonably likely worst case scenario regarding Year 2000 noncompliance is that certain functions currently performed by its computer systems will have to be performed manually. This could result in increased administrative burden and expense. The Company has not made any material expenditures regarding the Year 2000 issue and has utilized its internal staff to make all required Year 2000 upgrades and conversions. These costs are not separately tracked.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is not exposed to interest rate risk in the near term, as substantially all of Epic's indebtedness is at fixed rates (principally the $130 million of senior secured redeemable notes which bear interest at a fixed rate of 13.0%). The Company does not maintain a trading account for any class of financial instrument, has never purchased any derivative instruments, and is not directly subject to any foreign currency exchange or commodity price risk.

                           PART II. OTHER INFORMATION


ITEM 4.      EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

             Exhibit 27 - Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EPIC RESORTS, LLC



Dated: November 15, 1999      By: /s/ Scott J. Egelkamp
     ---------------------        -------------------------------------------
                                  Scott J. Egelkamp
                                  Vice President and Chief Financial Officer
                                  Duly Authorized Principal Financial Officer

                                  EXHIBIT INDEX


                       Exhibit 27. Financial Data Schedule