Form 10-K405
period 1999-12-31
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 2000-04-14
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)


/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM_________TO_____________

                        COMMISSION FILE NUMBER 333-61433
                                   -----------

                                EPIC RESORTS, LLC

             (Exact name of registrant as specified in its charter)

             DELAWARE
    (State or Other Jurisdiction of                       23-2888968
     Incorporation or Organization)        (I.R.S. Employer Identification No.)
     1150 FIRST AVENUE, SUITE 900
        KING OF PRUSSIA, PA                                 19406
 (Address of Principal Executive Offices)                (Zip Code)


       Registrant's telephone number, including area code: (610) 992-0100

        Securities registered pursuant to Section 12(b) of The Act: NONE

        Securities registered pursuant to Section 12(g) of The Act: NONE
                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes   X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form
10-K or any amendment to this Form 10-K. Yes   X   No

         As of April 14, 2000, 1,118,000 Membership Interests of the Registrant were outstanding.

                    Documents incorporated by reference: NONE

================================================================================
                                     PART I

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

EPIC'S VACATION OWNERSHIP BUSINESS

         The Company is a nationwide developer and marketer of vacation ownership resorts located in major tourist destinations. Vacation ownership interests typically entitle the buyer to a fully furnished vacation residence in any one of the Company's six resorts based on the number of points purchased in Epic Vacation Club, a nonprofit corporation operated by the Company (the "Club"). The Club holds units of each of the Company's resorts which are transferred into the Club by each of the Company's operating subsidiaries. The Company converted its operations to this vacation club system in January 1999. Prior to this time, a customer would purchase a one-week interest at one particular resort, and would receive a deed evidencing their purchase. The Company now sells points ("Vacation Points") in the Club, which entitle the purchaser to reserve units at any of the Company's six resorts and in increments as short as one day. A customer now has access to all of the Company's resorts, as well as over 1,700 other resorts worldwide through the Company's participation in vacation ownership interest exchange networks. The vacation club system offers the Company's customers greater flexibility in their vacation planning, a wider variety of vacation options, and easier access to the Company's network of resorts.

         The Company's six resorts are located in Las Vegas, Nevada; Scottsdale, Arizona; Palm Springs, California; Daytona Beach, Florida; Lake Havasu City, Arizona; and Hilton Head, South Carolina.

         The Company marketed and sold its deeded vacation ownership interests and markets and sells its Vacation points through both on-site and off-site sales centers. In addition, the Company generates income through the rental of available suites at its resorts. The Company sells Vacation Ownership Interests to purchasers for leisure purposes and not for investment purposes.

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

         The Club maintains a reserve, funded from the annual assessments collected from Purchasers, which is used to maintain and upgrade the interiors and furnishings of the resort units, and the exteriors and common areas of the resorts in which the Club owns all of the units. The Club collects maintenance dues from Purchasers based on the number of Vacation Points owned. Currently, the annual dues are 4-1/2(cent) per vacation point. These dues are intended to cover the Club's operating costs, including condominium association dues at each resort. The Company will pay association dues for all unsold Vacation Points.

         The vacation club system provides Purchasers with significant flexibility in planning their vacations. Under this system, Purchasers can select vacations according to their schedules, space needs and available Vacation Points. The number of Vacation Points that are required to stay one day at one of the Company's resorts varies depending upon the particular resort, the size of the unit, the season and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 1,000 Vacation Points per night off-season and 1,500 Club Points per night in peak season. A midweek stay at the same one-bedroom unit would require less Vacation Points. Vacation Points are reissued on an anniversary date basis and any unused Vacation Points may be carried over for one year. A Purchaser may also borrow Vacation Points from their allotment for the next year.

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

         OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Torrence, California; Schaumburg, Illinios and in Philadelphia, Pennsylvania. The Company opened its fourth center in Atlanta, Georgia in the first quarter and plans to add its fifth and sixth centers by the end of 2000. The Company currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

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

         The Company's sales representatives are a critical component of its sales and marketing effort, and the Company continually strives to attract, train and retain a dedicated sales force. The Company provides sales instruction and training, which coupled with the sales representative's valuable knowledge of each resort, assists in acquainting prospective customers with the benefits of each resort. The Company's sales staff is required to provide each customer with a written disclosure statement regarding the Vacation Points to be sold prior to the time the customer signs a purchase agreement. This disclosure statement sets forth relevant information regarding ownership of a Vacation Ownership Interest at the resort and must be signed by every purchaser. The Company believes that this information statement contains all material and relevant information a customer requires to make an informed decision regarding the purchase of a Vacation Ownership Interest at one of its resorts, and contributes to its low rates of rescission. At closing, customers are also provided with a toll free customer service phone number to facilitate any additional information requests.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         The Company currently has no operations or sales outside the United States. 100% of the Company's revenues were generated from domestic sales of Vacation Ownership Interests and resort operations during each of the fiscal years ended December 31, 1997, 1998 and 1999. All of the Company's long-lived assets are currently located in the United States. However, in the future, the Company may expand its operations to include the acquisition or development of resorts outside the United States. See Note J to the Notes to Consolidated Financial Statements included herein for additional segment and geographical information regarding the Company.

CUSTOMER FINANCING

         Approximately 90% of the Company's customers finance their purchase of Vacation Points with the Company. These customers are required to make a down payment of at least 10% of the Vacation Points sales price. The balance is typically financed for a period of seven to ten years at a fixed interest rate.

         As of December 31, 1999, the Company had a vacation ownership receivables portfolio totaling approximately $13.5 million in principal amount, with a weighted average contractual yield of approximately 14.2%, 15.5%, and 14.9% for the years ended December 31, 1999, 1998 and 1997, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of receivables.
         The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of Vacation Ownership Interests through a single source. In addition, the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit, when such credit is available. The table below sets forth additional information relating to the Company's notes receivable (amounts in thousands).

                                                                                       1997              1998             1999
                                                                                       ----              ----             ----
                                                                                    YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                                                    DECEMBER 31       DECEMBER 31      DECEMBER 31
                                                                                    -----------       -----------      -----------
Notes receivable, gross, secured by Vacation Ownership Interests.............       $37,898,000      $12,762,000       $13,502,000
Allowance for loan losses....................................................          (750,000)        (991,000)       (1,628,000)
                                                                                       ---------        ---------       -----------
Notes receivable, net........................................................       $37,148,000      $11,771,000       $11,874,000

Charge-offs..................................................................        $1,378,000         $875,000        $1,455,000

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

 COLLECTION POLICIES

         The Company bears the responsibility of overseeing collection activities under its receivables financing facility. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Ownership Interests until such loans are deemed to be uncollectible, at which point it commences foreclosure proceedings. Upon obtaining title, the Company returns the Vacation Ownership Interests to inventory for resale. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis. If a purchaser of a Vacation Ownership Interest defaults on the notes and mortgage during the early part of the loan amortization period, the Company will not have recovered its marketing, selling (other than certain sales commissions) and general and administrative costs relating to such Vacation Ownership Interest. In addition, although in certain jurisdictions the Company may seek recourse against a defaulting customer for the sales price of a Vacation Ownership Interest, the Company has not historically pursued such a remedy.

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

         In December 1999, the Company and EPIC Funding completed a sale of $78 million of receivables to EPIC Receivables 1999, a wholly owned qualifying special purpose entity for the purpose of Epic Receivables entering into a $95.0 million securitization. The closing was used to pay down the receivables facility. Refer to Note C of the notes to the consolidated Financial statements for additional disclosure.


RECEIVABLES SERVICING

         Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company outsources the servicing of its receivables to a third party vendor, and paid aggregate fees of $221,000 and $228,000 in fiscal 1998 and 1997, respectively. For fiscal 1999, the Company performed collection services through its own personnel.


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

         All of EPIC's resorts are affiliated with Interval International ("II"), one of the leading worldwide vacation ownership exchange companies. Participation in II entitles owners to exchange their annual Vacation Ownership Interests for occupancy at over 1,700 II resorts worldwide. All six Epic Resort locations have received Five-Star designations from II, the highest designation under II's rating system. II awards this designation to less than 10% of its 1500 member resorts.

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

EMPLOYEES

         As of December 31, 1999, the Company employed a total of 1,728 full time employees. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are good.
ITEM 2. PROPERTIES

         The Company owns and operates six resorts. Set forth below is a description of each resort property.

LONDON BRIDGE RESORT. The London Bridge Resort is situated on twelve acres in Lake Havasu City, Arizona. The resort, formerly a 180 room hotel, currently consists of 122 studio, one- and two-bedroom suites.

DAYTONA BEACH REGENCY. The Daytona Beach Regency is located in Daytona Beach, Florida and currently consists of 81 one- and two-bedroom suites. Formerly a 198 room hotel, the Company has renovated 81 of the resort's 90 vacation ownership suites.

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

ISLAND LINKS RESORT. Located on Hilton Head Island off the coast of South Carolina, the Island Links Resort currently consists of 58 one-and two-bedroom suites. The Company expects to complete development of a total of 102 additional one- and two-bedroom suites at the resort. Such construction commenced in the third quarter of 1998 and will be completed in phases of eight to nine suites each.

         The Company also leases three off-site sales centers located in Philadelphia, Pennsylvania, Torrence, California and Schaumberg, Illinois.

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

ITEM 6. SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company. The selected consolidated financial data as of and for the five years ended December 31, 1999 have been derived from audited financial statements. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein.


                                                                      1995      1996        1997        1998         1999
                                                                      ----      ----        ----        ----         ----
                                                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                    (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICE DATA)

INCOME STATEMENT DATA:
Revenues:
Sales of vacation ownership interests...........................     $8,290    $10,584     $29,967     $36,344      $84,163
Resort operations...............................................      5,029      6,074       6,652       7,772       19,080
Gains on sales of receivables and other financing income........          -          -           -      10,232       11,813
Interest income and other.......................................        704      1,208       3,672       5,926        3,792
                                                                 -----------------------------------------------------------
Total revenues..................................................     14,023     17,866      40,291      60,274      118,848
Cost of salesnvacation ownership interests......................      3,154      3,544       7,337       8,075       15,727
Resort operations expense.......................................      4,103      4,806       4,599       7,067       23,681
Selling and marketing expenses..................................      3,452      4,307      11,574      15,146       38,565
General and administrative expenses.............................      1,322      2,014       3,188       6,591       15,670
Depreciation....................................................        644        799         772         652        1,130
Provision for losses............................................        474        492       1,391       1,116        2,092
Financing and closing costs.....................................        460        323         868       1,055          852
Interest expense................................................        894      2,143       3,748      12,107       19,037
                                                                 -----------------------------------------------------------
Income (loss) before minority interest and extraordinary item...       (480)      (562)      6,814       8,465        2,094
Minority interest...............................................          -       (473)      1,676       1,190            -
                                                                 -----------------------------------------------------------
Income (loss) before extraordinary item.........................       (480)       (89)      5,138       7,275        2,094
Extraordinary gain (loss) on settlement of debt.................      5,077          -           -      (5,364)           -
                                                                 -----------------------------------------------------------
Net income (loss)...............................................     $4,597       $(89)     $5,138      $1,911        2,094
                                                                 -----------------------------------------------------------
                                                                 -----------------------------------------------------------

OTHER DATA AND CREDIT STATISTICS:
Number of resorts at period end.................................          1          2           2           6            6
BALANCE SHEET DATA:
Mortgage Notes and Mortgages receivable, net....................     $7,641    $20,996     $37,148     $11,771       11,874
Inventory, net..................................................     12,032     12,741       7,963      73,042       65,804
Total assets....................................................     28,269     43,034      56,288     146,773      149,551
Senior secured notes payable....................................          -          -           -     127,432      127,825
Notes payable...................................................     18,780     34,009      42,891         621          351
Warrants........................................................          -          -           -       2,757        2,757
Member's equity.................................................      8,763      8,163      10,578      11,986       13,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following represents a discussion of Epic Resorts, LLC, as successor to Epic Resorts, Inc. The information presents all of the operations of the Company's resorts as of their respective dates of acquisition, including:

     RESORT PROPERTY                                                                             DATE ACQUIRED
     ---------------                                                                             -------------
     London Bridge Resort...................................................................          1989
     Daytona Beach Regency..................................................................       1991/1998*
     Scottsdale Links Resort................................................................     June 30, 1998
     Desert Paradise Resort.................................................................     June 30, 1998
     Palm Springs Marquis Villas............................................................     June 30, 1998
     Island Links Resort....................................................................      July 8, 1998

----------
* On July 8, 1998 the Company acquired the remaining minority partners' interests in Daytona Beach Regency and now owns 100% of this resort.

         The Company generates revenues from the sale and financing of Vacation Points at its resorts, as well as from resort operations which include commercial rentals, food and beverage sales, green fees, rentals of suites available at the Company's resorts and from fees associated with managing the vacation ownership resorts.

         The Company recognizes revenue from Vacation Points sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the Vacation Points sold.

         The Company has been dedicating greater resources to the acquisition and development of vacation ownership projects. Costs associated with the acquisition and development of vacation ownership resorts, including carrying costs, are capitalized as inventory and allocated to cost of sales as the respective revenue is recognized.

         Epic vacation club belongs to the Homeowner's Association that has been established for each resort. Currently, there are six (6) separate homeowners associations. The Association is a not-for-profit corporation and operates primarily to collect the assessments from its members and remit to the developer of the property the Association's pro-rata share of direct and allocated expenditures including real estate taxes, property insurance, grounds maintenance, utility costs and housekeeping services. Typically, the Association reimburses the developer or property manager for the Association's pro-rata share of such expenditures.

RESULTS OF OPERATIONS

         The following analysis summarizes the significant changes in the results of operations and financial condition of the Company and should be read in conjunction with the Company's consolidated financial statements and related notes.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

REVENUES. For the year ended December 31, 1999, the Company recognized total revenues of $118.8 million compared to $60.3 million for the year ended December 31, 1998, an increase of $58.5 million, or 97.0%. This increase was primarily the result of $1.6 of gains recognized in 1999 from the sales of notes and mortgages receivable and other financing income and a $47.9 million increase in sales of Vacation Points and Ownership Interests to $84.2 million during 1999 from $36.3 million during 1998, an increase of 132.0% and increased revenues of $19.0 million from resort operations.

         Sales of Vacation Points and Ownership Interests increased primarily as a result of (i) increased sales growth due to expansion, the company added three resorts and two additional sales centers in 1999 and (ii) an increase in Sales Price.

         Resort operations revenue increased 144.9%, to $19.1 million in 1999 from $7.8 million in 1998, primarily as a result of additional resort revenues of $3.40 million during 1999 from the newly acquired resorts and the sale of vacation packages of $7.9 million by Epic Marketing, a venture started in the fourth quarter of 1998.

         Gains on sales of receivables and other financing income increased 15.7% to $11.8 million in 1999 as compared to $10.2 million in 1998. This increase can be attributed to additional sales into Epic's Receivables Facility as discussed in Note C to the Company's consolidated financial statements.

         Interest income decreased $4.4 million to $1.1 million in 1999 from $5.5 million in 1998. The decrease of 80.0%, is attributed primarily from the sale of receivables to the receivables facility reducing the portfolio of loans held on the companies books.

         Other income increased $2.3 million to $2.7 million in 1999 from $.4 million in 1998 primarily attributable to the $2.1 million of Ambassador Club activity. Ambassador Club sales provide a limited package of visits for a moderate price to customers who cannot commit to a full purchase obligation.

COST OF SALES. Cost of sales as a percentage of sales of Vacation Points and Ownership Interests decreased to 18.7% in 1999 from 22.3% in 1998, reflecting higher average selling prices for Vacation Points and ownership interests as well as a lower product cost for the Scottsdale Links, Palm Spring Marquis and Desert Paradise properties.

RESORT OPERATIONS EXPENSE. Resort operations expense increased approximately $16.6 million to $23.7 million in 1999 from $7.1 million in 1998. As a percentage of resort operations revenue, resort operations expense increased to 124.1% in 1999 from 91.0% in 1998 primarily as a result of increased operational expenses at the Scottsdale Links, Desert Paradise and Palm Springs Marquis properties. The company expects this trend to stabalize as these resorts develop a following among tourists and travel agents.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses (including commissions) as a percentage of sales of Vacation Points and Ownership Interests increased to 45.8% in 1999 from 41.6% in 1998. In 1999, the Company incurred $327,000 in start-up selling and marketing expenses as it prepared for the (i) commencement of selling efforts at the three new western locations in the first quarter of 1999 and $515,000 due to (ii) opening of its offsite sales center in Schaumburg and Torrence in the middle of the fourth quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 137.9% to $15.7 million in 1999 from $6.6 million in 1998 reflecting the Company's continued growth. As a percentage of total revenues, general and administrative expenses increased to 13.2% in 1999 from 10.9% in 1998 which was attributable to the increased staffing incurred at each of the start-up locations in 1999. As part of the Company's growth plan, the Company increased general and administrative expenses at its headquarters by $1.0 million to have in place the infrastructure required to support the Company's business plan to continue to add offsite sales centers and new resorts. The Company continues to evaluate its administrative support and expects to continue to increase its investment in resources to support its anticipated growth.

INTEREST EXPENSE. Interest expense increased to $19.0 million in 1999 from $12.1 million in 1998, an increase of $6.9 million, which reflects a full year of debt service relating to the Notes issued in July 1998.

PROVISION FOR LOAN LOSSES. Provision for loan losses as a percentage of sales of Vacation Points and Ownership Interests decreased to 2.5% in 1999 from 3.0% in 1998.

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

         Gains on sales of receivables and other financing income of $10.2 million relate to the Company's initial fundings in October, November and December 1998 under its Receivables Facility as discussed in Note C to the Company's consolidated financial statements.

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

CHANGES IN FINANCIAL CONDITION

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         Cash and cash equivalents increased by $15.8 million and $0.2 million for the years ended December 31, 1998 and 1997, respectively, and decreased $13.7 million for the year ended December 31, 1999.

         Net cash used in operating activities was $ 47.6 million, $74.2 million and $3.5 million in 1999, 1998 and 1997, respectively. The change in net cash used in operating activities from 1998 to 1999 is primarily attributed to the increased issuance of notes receivable to finance Vacation Points Purchases offset by the reduction of completed inventory as sales increased as well as the increase in net income from operations. The change in net cash used in operating activities from 1997 to 1998 is primarily attributable to the acquisition of the four additional resorts for a cash purchase price of $64.0 million during 1998. The change in net cash used in operating activities from 1996 to 1997 is primarily attributable to the increase in net income and the net change in inventory, which included a net decrease of $4.7 million in 1997 (due primarily to increased sales activity).

         Net cash used in investing activities was $19.1 million, $17.8 million, and $2.3 million in 1999, 1998, and 1997 respectively. The increase from 1998 to 1999 is primarily attributable to the purchase of equipment at each of the resorts the tenant improvements incurred to open our new sales offices and sales of notes and mortgages receivable to the receivable facility. The increase from 1997 to 1998 is primarily attributable to the $15.2 million investment in residual interests associated with the sales of receivables through the Receivables Facility.

         Net cash provided by financing activities was $53.0 million, $107.9 million, and $6.0 million in 1999, 1998, and 1997 respectively. The net increase in cash provided by financing activities from 1998 to 1999 is primarily attributable to the increased sales of notes receivable. The net increase in cash provided by financing activities from 1997 to 1998 is primarily attributable to the $130.0 million proceeds received on July 8, 1998 from the sale of the Notes, which was used to purchase the new resorts as discussed above, and the payoff of $23.8 million of outstanding debt and the payment of $6.7 million of deferred financing costs.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generates cash from operations through the sale and financing of Vacation Points, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Points, the Company generates cash from operations from customer downpayments and the sale of notes receivable through the warehouse facility in amounts typically equal to 88% of the related customer notes and mortgages receivable. The Company generates additional cash flow from its Vacation Interests receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of the Receivables Facility upon completion of securitizations of such receivables.

         The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Points. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold Vacation Points and Vacation Ownership Interests, customer notes and mortgages receivable and other assets.

         In September 1998, the Company entered into a non-recourse $75 million vacation ownership loan participation facility with a financial institution (the "Receivables Facility"). Under this facility, the Company sells its Vacation Ownership Interest receivables to a limited purpose, bankruptcy remote subsidiary of the Company, which are then pledged to the financial institution as security for the funding used by the subsidiary to acquire the receivables. The Receivables Facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. Borrowings under the Receivables Facility bear interest at one month LIBOR plus 1.50%, reset daily. The Receivables Facility provides the Company with non-recourse interim funding for the Vacation Points and Ownership Interests receivables pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by the Receivables Facility.

         The Company's capital resources are provided from the following sources: (i) cash flows from operations and (ii) proceeds from the Receivables Facility. Thereafter, The Company maintains escrow funds in an escrow account sufficient to make the next required interest payment of $8.5 million on the Notes.

         The Company is committed to make an offer to repurchase $65.0 million of the Notes between June 15, 2000 and June 15, 2002. The Company does not intend to make this offer in the year 2000.

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

         The Company believes that the net proceeds from the sale of the mortgages and notes receivable, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of the fiscal year. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as management deems prudent. The Company's credit facilities and the indenture for the Notes include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, covenants concerning net worth and fixed charge coverage requirements and debt to equity ratios and events of default.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define applicable years. Computer programs that have date-sensitive software may recognize a date coded "00" as the year may cause disruptions of operations, including temporary inability to process transactions. Prior to year-end 1999, the Company completed an assessment of all of its significant operating systems. The Company had, in the ordinary course of business, purchased new software packages for most of its computer systems. Most of these purchases occurred prior to the 1999 fiscal year. The Company had also implemented, through routine software releases, Year 2000-compliant upgrades to most of its financial and operational software. Any remaining software applications were insignificant to the Company's operations, and were upgraded to Year 2000-compliant status prior to the end of 1999. The Company had also addressed the Year 2000 activities of its suppliers and customers. By reviewing their Year 2000 Readiness Disclosures, or by direct contact, the Company determined that substantially all of its significant suppliers and customers were Year 2000 compliant. The Company has not, to date, experienced any negative effects from its suppliers or customers related to the Year 2000 issue. While there can be no guarantee that Year 2000 issues by a third party will not occur in future periods, and such effects could have a material adverse effect on the Company, management believes that its continuing communications with its suppliers and customers will minimize these risks. The Company has to date not experienced any negative effects from the Year 2000 date change, and does not expect any such effects in future periods. The Company has not incurred and does not anticipate incurring material incremental costs for Year 2000 issues relating to its computer information systems, since all updates or replacements of such systems occurred in the ordinary course of business, most of which occurred prior to the 1999 year.

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

                  THE COMPANY HAS SUBSTANTIAL LEVERAGE AND MAY NOT BE ABLE TO SERVICE ITS DEBT

         The Company has significant debt service obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations in the future. The Company's ability to pay cash dividends and to repay subordinated debt is also limited by certain restrictions.

         The Company's ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends on its future performance, which is subject to a number of factors, including the Company's results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the vacation ownership industry. The Receivables Facility includes, among other things, various representations and warranties, conditions to funding, eligibility requirements for collateral, affirmative, negative and financial covenants and events of default. Specifically, the Company must maintain a Tangible Net Worth (as defined in the Receivables Facility) of at least $13.0 million and must meet all financial covenants contained in the indenture under which the Notes were issued.

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

                  the Company's leveraged position will increase its vulnerability to competitive pressures;

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Member
Epic Resorts, LLC


         We have audited the accompanying consolidated balance sheet of Epic Resorts, LLC (a Delaware limited liability company) as of December 31, 1999, and the related consolidated statements of income, changes in member's equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epic Resorts, LLC as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with auditing standards generally accepted in the United States.



                                     /s/  GRANT THORNTON, LLP


Philadelphia, Pennsylvania
April 3, 2000

Report of Independent Public Accountants

To the Member of Epic Resorts, LLC:


We have audited the accompanying consolidated balance sheet of Epic Resorts, LLC (a Delaware limited liability company) as of December 31, 1998, and the related consolidated statements of operations, cash flows and changes in member's equity for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted are audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epic Resorts, LLC as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.


                                          /s/ Arthur Andersen LLP



Philadelphia, Pennsylvania
March 25, 1999

                                Epic Resorts, LLC

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                  ASSETS                                                                        1999              1998
                                                                                          ----------------  ---------------

CASH AND CASH EQUIVALENTS                                                                 $    2,359,000    $  16,095,000

CASH IN ESCROW                                                                                12,004,000        8,586,000

INVESTMENT IN RESIDUAL INTERESTS                                                              29,465,000       15,223,000

NOTES AND MORTGAGES RECEIVABLE, net of allowance of $1,628,000
    and $991,000 as of December 31, 1999 and 1998, respectively                               11,874,000       11,771,000

INVENTORY                                                                                     65,804,000       73,042,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,422,000
    and $4,303,000 as of December 31, 1999 and 1998, respectively                             15,665,000       11,909,000

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $2,374,000 and $692,000 as of December 31, 1999 and 1998, respectively                     7,721,000        6,823,000

OTHER ASSETS                                                                                   4,659,000        3,324,000
                                                                                          ----------------  ---------------

                  Total assets                                                             $ 149,551,000     $146,773,000
                                                                                          ----------------  ---------------
                                                                                          ----------------  ---------------

                  LIABILITIES AND MEMBER'S EQUITY

ACCOUNTS PAYABLE                                                                           $   2,794,000     $  1,154,000

ACCRUED EXPENSES                                                                                 987,000        1,743,000

ACCRUED INTEREST PAYABLE                                                                         736,000          736,000

ADVANCE DEPOSITS                                                                                  43,000           76,000

DEFERRED REVENUE                                                                                 258,000          268,000

NOTES PAYABLE                                                                                    351,000          621,000

SENIOR SECURED NOTES PAYABLE                                                                 127,825,000      127,432,000
                                                                                          ----------------  ---------------

                  Total liabilities                                                          132,994,000      132,030,000

COMMITMENTS AND CONTINGENCIES                                                                        -                -

WARRANTS                                                                                       2,757,000        2,757,000

MEMBER'S EQUITY                                                                               13,800,000       11,986,000
                                                                                          ----------------  ---------------

                  Total liabilities and member's equity                                    $ 149,551,000     $146,773,000
                                                                                          ----------------  ---------------
                                                                                          ----------------  ---------------


The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,






                                                                               1999              1998             1997
                                                                          --------------    -------------    -------------

REVENUE
    Sales of vacation points and ownership interests                      $ 84,163,000      $ 36,344,000     $ 29,967,000
    Resort operations                                                       19,080,000         7,772,000        6,652,000
    Gains on sales of receivables and other financing income                11,813,000        10,232,000              -
    Interest income                                                          1,055,000         5,499,000        3,535,000
    Other income                                                             2,737,000           427,000          137,000
                                                                          --------------    -------------    -------------
                                                                           118,848,000        60,274,000       40,291,000

COSTS AND EXPENSES
    Cost of sales of vacation points and ownership interests                15,727,000         8,075,000        7,337,000
    Resort operations                                                       23,681,000         7,067,000        4,599,000
    Selling and marketing costs                                             38,565,000        15,146,000       11,574,000
    General and administrative expenses                                     15,670,000         6,591,000        3,188,000
    Provision for doubtful accounts, net of recoveries                       2,092,000         1,116,000        1,392,000
    Depreciation                                                             1,130,000           652,000          771,000
    Financing and closing costs                                                852,000         1,055,000          868,000
    Interest expense                                                        19,037,000        12,107,000        3,748,000
                                                                          --------------    -------------    -------------
                                                                           116,754,000        51,809,000       33,477,000
                                                                          --------------    -------------    -------------

Income before minority interest and
       extraordinary item                                                    2,094,000         8,465,000        6,814,000
Minority interest                                                                  -           1,190,000        1,676,000
                                                                          --------------    -------------    -------------

                  Income before extraordinary item                           2,094,000         7,275,000        5,138,000

Extraordinary loss on extinguishment of debt                                       -           5,364,000              -
                                                                          --------------    -------------    -------------

                  NET INCOME                                              $  2,094,000      $  1,911,000     $  5,138,000
                                                                          --------------    -------------    -------------
                                                                          --------------    -------------    -------------


The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

                  Years ended December 31, 1999, 1998 and 1997


BALANCE, JANUARY 1, 1997                                                                                      $ 8,162,000

    Contributions                                                                                                 603,000
    Distributions                                                                                              (3,325,000)
    Net income                                                                                                  5,138,000
                                                                                                              -----------

BALANCE, DECEMBER 31, 1997                                                                                     10,578,000

    Contributions                                                                                                 263,000
    Distributions                                                                                                (766,000)
    Net income                                                                                                  1,911,000
                                                                                                              -----------

BALANCE, DECEMBER 31, 1998                                                                                     11,986,000

    Distributions                                                                                                (280,000)
    Net income                                                                                                  2,094,000
                                                                                                              -----------

BALANCE, DECEMBER 31, 1999                                                                                    $13,800,000
                                                                                                              -----------
                                                                                                              -----------


The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                               1999              1998             1997
                                                                          --------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $   2,094,000     $   1,911,000    $   5,138,000
    Adjustments to reconcile net income to net cash used in
          operating activities
       Depreciation                                                          1,130,000           652,000          771,000
       Amortization of financing costs                                       1,684,000         1,557,000          173,000
       Provision for doubtful accounts                                       2,092,000         1,116,000        1,392,000
       Accretion of senior secured notes payable                               393,000               -                -
       Gains on sales of receivables and other financing income            (11,813,000)      (10,232,000)             -
       Minority interest                                                           -           1,190,000        1,676,000
       Changes in assets and liabilities
          Notes and mortgages receivable                                   (49,957,000)       (5,529,000)     (17,543,000)
          Inventory                                                          7,238,000       (64,174,000)       4,779,000
          Other assets                                                      (1,335,000)       (3,096,000)        (141,000)
          Accounts payable                                                   1,640,000           170,000          264,000
          Accrued expenses                                                    (757,000)        1,247,000           90,000
          Accrued interest payable                                                 -             655,000           13,000
          Deferred revenue                                                     (10,000)          268,000              -
          Advance deposits                                                     (33,000)           23,000          (86,000)
                                                                         -------------    --------------   --------------

                  Net cash used in operating activities                    (47,634,000)      (74,242,000)      (3,474,000)
                                                                         -------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                      (4,886,000)       (2,590,000)      (2,314,000)
    Investment in residual interest                                        (14,242,000)      (15,223,000)              -
                                                                         -------------    --------------   --------------

                  Net cash used in investing activities                    (19,128,000)      (17,813,000)      (2,314,000)
                                                                           -----------      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable and bridge loan                                 (270,000)     (109,600,000)     (15,965,000)
    Proceeds from sales of receivables                                      59,894,000        40,022,000              -
    Cash escrows, net                                                       (3,736,000)       (8,533,000)          86,000
    Payment of deferred financing costs                                     (2,582,000)       (7,514,000)        (237,000)
    Proceeds from notes payable                                                    -          11,916,000       24,847,000
    Proceeds from bridge loan                                                      -          55,414,000              -
    Proceeds from senior secured notes payable                                     -         130,000,000              -
    Purchase of minority interest                                                  -          (3,300,000)             -
    Contributions from sole member                                                 -             263,000          603,000
    Distributions to sole member                                              (280,000)         (766,000)      (3,325,000)
                                                                         -------------    --------------   --------------

                  Net cash provided by financing activities                 53,026,000       107,902,000        6,009,000
                                                                         -------------    --------------   --------------

                  NET INCREASE (DECREASE) IN CASH
                       AND CASH EQUIVALENTS                                (13,736,000)       15,847,000          221,000

Cash and cash equivalents, beginning of period                              16,095,000           248,000           27,000
                                                                         -------------    --------------   --------------

Cash and cash equivalents, end of period                                  $  2,359,000     $  16,095,000   $      248,000
                                                                         -------------    --------------   --------------
                                                                         -------------    --------------   --------------

Supplemental disclosure of cash flow information
    Interest paid                                                         $ 16,961,000     $   9,894,000    $   3,836,000
                                                                         -------------    --------------   --------------
                                                                         -------------    --------------   --------------


The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Epic Resorts, LLC (a sole-member Delaware Limited Liability Company) and its wholly owned subsidiaries (the Company) generate revenue from the sale and financing of vacation points in its resorts. Customers acquire the right to use a fully furnished vacation residence, based upon the number of points purchased in Epic Vacation Club, in perpetuity or over an extended period not less than 35 years (Vacation Points). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Points in its resorts, and
(iii) providing customer financing to individual purchasers of Vacation Points at its resorts. The Company also generates income from the transient rental of resort accommodations.

In January 1999, the Company adopted a vacation club system. The vacation club holds units of each of the Company's resort locations. The units of each resort location are contributed to the club. The club then sells "Vacation Points". Prior to January 1999, the Company sold vacation ownership interests in its resorts. The customer acquired the right to use a fully furnished vacation residence, generally for a one-week period each year.

The Company was formed in June 1998 to merge and succeed to the business of Epic Resorts, Inc. (the Predecessor) which had a sole stockholder who is the sole member of the Company. The Predecessor business was responsible for operating the wholly-owned resort at Lake Havasu City, Arizona known as London Bridge Resort, Inc. (LBR), and a majority owned resort at Daytona Beach, Florida known as Dayton Beach Regency, Ltd. (DBR).

The accompanying financial statements include the combined accounts of the Company, London Bridge Resort, Inc. and Daytona Beach Regency, Ltd., which together are now doing business as Epic Resorts, LLC. All of the entities operated under the common control of the sole stockholder. Accordingly, all of the net assets of the entities under common control have been recorded at their historical cost and their results of operations have been included in the combined results since their dates of acquisition. Minority interest reflects the historical results of operations pertaining to the 44% partnership interest in DBR for all periods up until the Company's acquisition of this minority interest in June 1998.

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


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION - Continued

On July 8, 1998, the Company issued 130,000 Units, representing $130 million principal amount of 13% Senior Secured Redeemable Notes due 2005 (the Notes) and warrants to purchase membership interests or warrants to purchase common stock in a private placement offering (the Offering) pursuant to Rule 144A of the Securities Act of 1933. Proceeds of the Offering were used by the Company (i) to repay the $55.4 million bridge loan described above; (ii) to repay $23.8 million of certain indebtedness of the Company; (iii) to fund an escrow of the first two interest payments under the Notes of $16.9 million; (iv) for working capital and general corporate purposes and (v) to pay fees and expenses related to the Offering and resort acquisitions. Proceeds of the Offering were also used by the Company to acquire the Planter's Quarters Resort on the island of Hilton Head in South Carolina on July 8, 1998 for cash purchase of $3.8 million. The resort contains 36 two and three bedroom suites and was accounted for by the purchase method of accounting.

On August 13, 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to an exchange offer for another series of notes of the Company, containing substantially the same terms as the Notes. These notes are now available to be publicly traded and are held by institutional investors.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash, money market and all highly liquid investments purchased with an original maturity of three months or less. Funds received from purchases which are held during the statutory rescission period, or until all conditions are met for the sales transaction to be recognized and title conveyed, are maintained in escrow accounts and are reflected as restricted cash.

    2.  NOTES AND MORTGAGES RECEIVABLE

    Notes and mortgages receivable reflect the amounts due from purchases of Vacation Points and Vacation Ownership Interests who have accepted financing from the Company. The obligations are evidenced by promissory notes and mortgages. The majority of these notes and mortgages receivable collateralize certain debt obligations of the Company.

    Notes receivable are sold by the Company on a non-recourse basis in connection with a loan participation facility with a financial institution (see note C) and a loan securitization.

    3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company provides for estimated future losses related to uncollectible receivables currently included in its notes receivable portfolio and in connection with substitution of collateral provisions of sales of notes receivables. The provision is estimated based upon management's estimate of losses which may result because of cancellation of the related financing contract.


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    4.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives. Furniture, fixtures and equipment are depreciated over a period of 5 to 7 years. Buildings and improvements are depreciated over 40 years.

    5.  DEFERRED FINANCING COSTS

    Financing and loan origination fees incurred in connection with obtaining certain acquisition and development funding have been capitalized and are being amortized over the term of the indebtedness.

    6.  INCOME TAXES

    The Company is a Delaware limited liability company, accordingly no federal or state income taxes are payable by the Company, and none have been provided for in the accompanying financial statements. The sole member is to include his respective share of the Company's profits or losses in his tax return.

    7.  SALES RECOGNITION AND SELLING POLICIES

    The Vacation Points purchaser has the right to rescind or cancel their purchase contract within a set period of time following contract execution (generally three to ten calendar days depending on the state in which the sale is consummated), and is entitled to a full refund of their deposit. All funds received by the Company are held in escrow, by an independent agent, until the expiration of the rescission period and points are conveyed to the purchaser. Sales, which are principally made through installment contracts, are not recognized until the Company has received at least 10 percent of the total purchase price, the statutory rescission period has elapsed, and certificates of occupancy in the underlying units have been issued. Prior to sales recognition, all payments received are accounted for as advance deposits. Closing costs collected from the purchaser are used to offset a portion of the closing costs incurred by the Company.

    8.  COST OF SALES AND INVENTORY

    Cost of sales is computed by allocating the total project acquisition and conversion costs associated with the total Vacation Ownership Points available for sale over the number of points available for sale, based upon fifty-one weeks of availability per individual unit. Inventory, including all development costs, contents and improvements is stated at cost, which is not greater than net realizable value. Points transferred back to the Company attributable to forfeiture, legal foreclosure, or reconveyance of a deed-in-lieu of legal foreclosure, are returned to inventory at the original amount expensed as the cost of sale. Marketing, advertising, commissions, and other selling costs are expensed as incurred.


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9.  COMPREHENSIVE INCOME

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The standard established additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for each of the three years in the three year period ended December 31, 1999.

    10.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    11.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in member's equity until the hedged transactions could occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

NOTE C - NOTES AND MORTGAGES RECEIVABLE

    The Company provides financing to its customers, which is collateralized by such purchasers' Vacation Points or Vacation Ownership Interests. The Company offers certain customers, who make deposits of 33%, one-year financing on an noninterest-bearing basis. The notes generally mature over terms which approximate 84 months, with fixed interest rates ranging from
    13.9 percent to 16.9 percent, per annum. The notes may be prepaid at any time, without penalty. The weighted average rate of interest on outstanding notes receivable is 14.2%, 15.5% and 14.9% for the years ended December 31, 1999, 1998 and 1997, respectively.


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE C - NOTES AND MORTGAGES RECEIVABLE - Continued

    The following schedule reflects the schedule principal maturities of notes and mortgages receivable:

       2000                                                                                 $  3,745,000
       2001                                                                                      908,000
       2002                                                                                      995,000
       2003                                                                                    1,139,000
       2004                                                                                    1,305,000
       Thereafter                                                                              5,410,000
                                                                                             -----------
       Total principal maturities of notes and mortgages receivable                           13,502,000
       Less allowance for doubtful accounts                                                    1,628,000
                                                                                             -----------

       Net principal maturities of notes and  mortgages receivable                          $ 11,874,000
                                                                                             -----------
                                                                                             -----------

    The activity in the notes and mortgages receivable allowance for doubtful accounts is as follow:

                                                                                              DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                               1999              1998             1997
                                                                          ----------------  ---------------  ----------------

       Balance, beginning of period                                       $    991,000      $    750,000     $    736,000
       Provision for doubtful accounts, net of recoveries                    2,092,000         1,116,000        1,392,000
       Charge-offs                                                          (1,455,000)         (875,000)      (1,378,000)
                                                                          ----------------  ---------------  ----------------

       Balance, end of period                                              $ 1,628,000      $    991,000     $    750,000
                                                                          ----------------  ---------------  ----------------
                                                                          ----------------  ---------------  ----------------

    During 1999 and 1998, the Company sold $68,061,000 and $45,479,000 of notes and mortgages receivable as part of its $75 million Vacation Ownership Loan Participation Facility (Receivables Facility). Under this Receivables Facility, the Company sells its Vacation Points Receivables on a non-recourse basis to Epic Master Funding Corporation (Epic Funding), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Receivables Facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivables Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE C - NOTES AND MORTGAGES RECEIVABLE - Continued

    The Company accounts for the transfers of receivables to Epic Funding as sales in accordance with SFAS No. 125. Gains on the sale of a portion of notes receivable are based on the relative fair market value of the note receivable portions sold and retained. At December 31, 1999 and 1998, the retained interests were valued by the Company assuming discount rates of 11.50% and 10% respectively, including estimated defaults and prepayments applied to the residual cash flows. The Company accounts for this investment as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments and Debt Securities". The Company records changes in the fair value of the investment as other financing income, which is a component of gains on sales of receivables and other financing income in the consolidated statements of income.

    In December 1999, the Company and Epic Funding completed a sale of $78 million of receivables to Epic Receivables 1999, a wholly-owned qualifying special purpose entity, for the purpose of Epic Receivables 1999 entering into a $95 million securitization transaction. The closing resulted in net proceeds of approximately $87 million, of which $68 million was used to pay down the Receivables Facility. $16 million was recorded in a prefunding account to be drawn on as additional receivables become available through March 15, 2000, (which the Company drew down during the first quarter of 2000) and $3.1 million was placed into escrow as reserves for payments of principal and interest to the note holders in the securitization. The Company retains an interest in the excess cash flows of Epic Receivables 1999, which is recorded at fair value and is classified as a residual interest. The escrow reserves are reflected in cash in escrow and have been discounted to reflect their current fair market value.

    Gains on sales of receivables and other financing income consists of the following for the years ended December 31:

                                                                                1999              1998            1997
                                                                          ----------------  ---------------  ---------------

       Gains on sales of receivables                                      $  9,464,000       $ 7,297,000      $       -
       Other financing income                                                2,349,000         2,935,000              -
                                                                          ----------------  ---------------  ---------------

                                                                          $ 11,813,000       $ 10,232,000     $       -
                                                                          ----------------  ---------------  ---------------
                                                                          ----------------  ---------------  ---------------

NOTE D - INVENTORY

    Inventory and accumulated cost of sales consist of the following as of December 31:

                                                                                                1999              1998
                                                                                          ----------------  -----------------

       Acquisition and development costs                                                    $113,534,000    $ 105,964,000
       Less accumulated costs of sales                                                       (47,730,000)     (32,922,000)
                                                                                          ----------------  -----------------

                                                                                           $  65,804,000    $  73,042,000
                                                                                          ----------------  -----------------
                                                                                          ----------------  -----------------

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE E - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following as of December 31:

                                                                                                1999             1998
                                                                                          ---------------  ----------------

       Land                                                                                  $ 2,913,000     $ 2,913,000
       Building and improvements                                                              13,125,000      11,177,000
       Furniture, fixtures and equipment                                                       5,049,000       2,122,000
                                                                                          ---------------  ----------------
                                                                                              21,087,000      16,212,000
       Less accumulated depreciation                                                           5,422,000       4,303,000
                                                                                          ---------------  ----------------

                                                                                             $15,665,000     $11,909,000
                                                                                          ---------------  ----------------
                                                                                          ---------------  ----------------

NOTE F - SENIOR SECURED NOTES AND NOTES PAYABLE

     On July 8, 1998, the Company issued 130,000 units, representing $130,000,000 principal amount of Senior Secured Redeemable Notes (the Notes). The Notes bear interest at the rate of 13% per annum, payable semiannually on June 15 and December 15 of each year and are scheduled to mature on June 15, 2005. The notes were recorded at their fair value less the initial value of warrants of $2,757,000 and will be accreted to their redeemable value through maturity. The Company maintains $8,450,000 at all times in escrow to cover the next required interest payment.

     All of the Company's operating subsidiaries (the Subsidiary Guarantors) have fully and unconditionally guaranteed the Notes. Epic Resorts, LLC's activities are limited to owning and operating the Company's six resort properties. In addition, their activities include the owning and collecting of the Company's investment in the residual interests. Accordingly, the combined financial information of the Subsidiary Guarantors is equivalent to the consolidated financial statements of the Company, except for the Company's investment in the residual interest of $29,465,000 and $15,223,000 at December 31, 1999 and 1998, respectively, as described in note C. The holders of the Notes would have a direct claim to the residual interest in the event of a default, as defined, under the Notes. The separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors.

     Between June 15, 2000 and June 15, 2002, the Company is required to make offers to the noteholders to purchase the notes at 101% of the aggregate principal amount up to the maximum amount of $65,000,000.

     Concurrent with the issuance of the Notes, the Company issued 130,000 warrants with a par value of $.01 per warrant. These warrants have been valued using the Black-Scholes pricing model and are being amortized as a component of additional interest expense over the seven year term of the Notes. The amortization increases the redemption value of the notes through maturity.


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE F - SENIOR SECURED NOTES AND NOTES PAYABLE - Continued

     During 1998, in connection with the repayment of debt related to proceeds of the Offering, the Company incurred $2,055,000 of prepayment penalties. The Company wrote off $667,000 of unamortized deferred financing costs related to the extinguished debt. During the fourth quarter of 1998, the Company used the proceeds from the initial funding of the Receivables to pay off $20.0 million of outstanding notes payable. The Company incurred $2,029,000 of prepayment penalties and wrote off $613,000 of unamortized deferred financing costs. These expenses have been reflected as extraordinary losses in the accompanying statement of income for the year ended December 31, 1998.

     Notes payable at December 31, 1999 and 1998 consist of the following:

                                                                                                  1999             1998
                                                                                            ---------------  ---------------
       Equipment loans payable with interest payable at fixed rates of 12.75% to
          13.05%, payable in 48 equal monthly installments of principal and
          interest, collateralized by furniture and equipment, due 2000 to 2001             $    351,000     $    621,000
                                                                                            ---------------  ---------------
                                                                                            ---------------  ---------------

NOTE G - RELATED PARTY TRANSACTIONS

     As of December 31, 1999 and 1998, the Company has accrued $967,000 and $829,000 as receivables from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses paid on behalf of the homeowners' associations. The receivables are included in other assets in the accompanying consolidated balance sheets.

     In 1998, the Company paid $1,601,000 of construction and inventory-related items to certain companies which are affiliated with a manager and member of the Company's Advisory Board. The Company believes that these transactions have been made on substantially the same terms as those prevailing in the current market place.

     In October 1990, the Company obtained a nonrecourse line of credit not to exceed $3,413,000 from an affiliate of the sole member, all of which remained outstanding as of December 31, 1997. The loan was collateralized by an assignment of a second mortgage on the Company's property. This loan is subordinated to the claims of the Company's construction and equipment loans and was not payable until these notes were paid in full. Interest accrued at a rate of 8.5% per annum up to a maximum amount of $500,000. Upon reaching $500,000 in 1995 the note became noninterest bearing and the accrued liability was capitalized into the loan's principal. During 1998, 1997 and 1996, no interest was accrued under the terms of this note. This note, together with a fee paid to a related party of $1,087,000, was paid in full during 1998 with the proceeds of the Offering.

     Through June 30, 1998, in the normal course of operations, an affiliate of the sole member provided the Company with administrative services including payroll and insurance processing.

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  LEASES

     The Company leases commercial real estate to various retail operators, for the operation of a shopping mall, under various lease agreements that expire through January 2009. Future minimum rental income expected to be recognized from noncancellable operating leases on a straight-line basis as of December 31, 1999, is as follows:

       YEAR ENDING DECEMBER 31,
       ------------------------

                2000                                                                        $    468,000
                2001                                                                             338,000
                2002                                                                             155,000
                2003                                                                              96,000
                2004                                                                              44,000
                Thereafter                                                                        84,000
                                                                                            ------------

                Total future minimum rentals                                                $  1,185,000
                                                                                            ------------
                                                                                            ------------

    The Company has various operating lease agreements, primarily for its home office, sales offices and land at its Palm Springs, California resort. These obligations generally have remaining noncancellable terms of five years or less, except the land lease which has a sixty-five year term. Future minimum lease payments are as follows for the years ending December 31:

       2000                                                                                 $    983,000
       2001                                                                                      906,000
       2002                                                                                      715,000
       2003                                                                                      577,000
       2004                                                                                      380,000
       Thereafter                                                                              8,327,000
                                                                                             -----------

                                                                                            $ 11,888,000
                                                                                             -----------
                                                                                             -----------

    Rent expense amounted to $1,087,000, $298,000 and $118,000 for the three years ended December 31, 1999, 1998 and 1997, respectively.

    2.  LITIGATION

    The Company is a defendant in various lawsuits in the ordinary course of business. Management is defending against these actions and does not believe the suits will have a material impact on the Company's financial position or results of operations.

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments.

     CASH IN ESCROW: The carrying amounts reported in the balance sheets have been discounted to reflect estimated fair value.

     INVESTMENT IN RESIDUAL INTERESTS: The carrying amounts reported in the balance sheets approximate fair value.

     NOTES AND MORTGAGES RECEIVABLE: The carrying amounts reported in the balance sheets for notes and mortgages receivable approximates their fair value because the weighted average interest rate on the portfolio of notes and mortgages receivable approximates current interest rates to be received on similar current notes and mortgages receivable.

     SENIOR SECURED NOTES PAYABLE AND NOTES PAYABLE: The carrying amounts reported in the balance sheets approximates their fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

NOTE J - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment, which includes the development, acquisition, marketing, selling, financing and management of vacation ownership resorts. The Company does not operate outside of the United States. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

NOTE K - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                         --------------------------------------------------------------------------------
                                            1ST              2ND              3RD               4TH              TOTAL
                                         ----------        ----------       ----------        ----------      -----------

       Revenues                         $21,601,000       $33,848,000      $35,885,000       $27,514,000     $118,848,000
       Total expenses                    22,639,000        30,889,000       32,633,000        30,593,000      116,754,000
                                         ----------        ----------       ----------        ----------      -----------

       Net income (loss)                $(1,038,000)      $ 2,959,000      $ 3,252,000       $(3,079,000)    $  2,094,000
                                         ----------        ----------       ----------        ----------      -----------
                                         ----------        ----------       ----------        ----------      -----------


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE K - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - Continued

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                        ---------------------------------------------------------------------------------
                                            1ST              2ND              3RD                4TH             TOTAL
                                        -----------      ------------      -----------       -----------      -----------

       Revenues                         $10,109,000       $12,484,000      $14,333,000       $23,348,000      $60,274,000
       Total expenses (1)                 8,194,000         9,623,000       15,174,000        18,818,000       51,809,000
       Income (loss) before minority
          interest  and extraordinary
          loss                            1,915,000         2,861,000         (841,000)        4,530,000        8,465,000
       Minority interest (2)                543,000           647,000              -                 -          1,190,000
       Extraordinary loss (3)                   -                 -          2,722,000         2,642,000        5,364,000
                                        -----------      ------------      -----------       -----------      -----------

       Net income (loss)                $ 1,372,000       $ 2,214,000      $(3,563,000)      $ 1,888,000      $ 1,911,000
                                        -----------      ------------      -----------       -----------      -----------
                                        -----------      ------------      -----------       -----------      -----------

     ------------------------------------
     (1)Expenses during the 3rd quarter of 1998 include start-up and staffing costs incurred prior to the commencement of sales operations at the newly acquired resorts.

     (2)On June 30, 1998, the Company completed the buyout of minority interest upon the acquisition of all of the minority partner's interest in Daytona Beach Regency, Ltd.

     (3)Represents the extraordinary losses on the early repayments of existing company indebtedness, including prepayment penalties and write-off of unamortized deferred, financing costs (see note F to the consolidated financial statements).


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company filed a current report on Form 8-K, regarding a change in the Company's independent accountants, dated March 3, 2000.

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

NAME                                                              AGE                      POSITION
----                                                              ---                      --------

Thomas F. Flatley............................................      48   President and Chief Executive Officer
Scott J. Egelkamp............................................      41   Vice President and Chief Financial Officer


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

                                                                              FISCAL     SALARY        BONUS          ALL OTHER
NAME AND PRINCIPAL POSITION                                                    YEAR      ------        -----         COMPENSATION
---------------------------                                                    ----                                  ------------
                                                                              ANNUAL COMPENSATION
                                                                              -------------------

Thomas F. Flatley........................................................         1999   $280,000
President and Chief Executive                                                     1998   $280,000
  Officer                                                                         1997      (a)
Scott J. Egelkamp........................................................         1999   $125,000
Vice President and Chief Financial                                                1998   $125,000
  Officer                                                                         1997   $125,000

 ----------

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

         Pursuant to the employment agreements, each of the Executive Officers has agreed:

                  not to compete with the Company in the vacation ownership business during the Employment Period and for a period of six months after the termination of such period,

                  to keep all proprietary information of the Company confidential for a period of two years following the termination of his employment with the Company, and that he will not solicit any employee to leave the employ of the Company during the Employment Period or for two years following the termination of his employment with the Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)      FINANCIAL STATEMENTS

         Exhibit 27vFinancial Data Schedule.

(b) REPORTS. No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1999.

(c)      EXHIBITS

  EXHIBIT
  NUMBER   DESCRIPTION OF DOCUMENT
  ------   -----------------------
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

     3.3 By-Laws of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-4, File No.
           333-61433)

     3.4   Certificate of Incorporation of Epic Vacation Club.

     3.5   By-Laws of Epic Vacation Club (to be filed on a Current Report on Form
           8-K)

     4.1   Indenture, dated July 8, 1998 between Epic Resorts, LLC, Epic Capital
           Corp., the Subsidiary Guarantors signatory thereto and United States
           Trust Company of New York, as Trustee relating to the 13% Senior
           Secured Redeemable Notes due 2005 (the form of which is included in such indenture). (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 333-61433)

     4.2 Form of Global Exchange Note (included in Exhibit 4.1). (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-4, File No. 333-61433)

     4.4   First Supplemental Indenture, dated January 7, 1999 between Epic
           Resorts, LLC, Epic Capital Corp., the Subsidiary Guarantors signatory thereto, Epic Marketing, LLC, Epic ResortsnVacation Showplace LLC, Epic
           Resorts Management, LLC and United States Trust Company of New York as trustee.

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

    10.8 Form of Epic Warrant Co. Warrant Certificate (included in and incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-4, File No. 333-61433)

    10.9 Form of Epic Resorts, LLC Warrant Certificate (included in and incorporated by reference to Exhibit 10.7 to 10.9 the Company's registration statement on Form S-4, File No. 333-61433)

   10.10   Mortgage and Security Agreement, granted July 8, 1998 by Epic
           ResortsnHilton Head, LLC, as mortgagor to United States Trust Company of New York, as trustee under the Indenture and mortgagee.
           (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-4, File No. 333-61433)

   10.11   Deed of Trust, granted July 8, 1998 by Epic ResortsnWestpark Resort,
           LLC, as trustor to United Title of Nevada, as trustee for the benefit of United States Trust Company of New York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-4, File No. 333-61433)

   10.12   Form of Leasehold Deed of Trust, Assignment of Leases and Rents
           Security Agreement and Fixture Filing, granted July , 1998 by Epic
           ResortsvPalm Springs Marquis Villas, LLC, as trustor to Barbara J.
           Goodman, Esq., as trustee for the benefit of United States Trust
           Company of New York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-4, File No. 333-61433)

   10.13 Mortgage, granted July 8, 1998 by Daytona Beach Regency, Ltd., as mortgagor to United States Trust Company of New York, as trustee under the Indenture and mortgagee. (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-4, File No. 333-61433)

   10.14   Deed of Trust, granted July 8, 1998 by Epic ResortsnScottsdale Links
           Resort, LLC, as trustor to Jones Osborn, II, Esq., as trustee for the benefit of United States Trust Company of New York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-4, File No. 333-61433)

   10.15 Receivables Loan and Security Agreement, dated October 11, 1996 between London Bridge Resort, Inc. and Finova Capital Corporation.
           (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-4, File No. 333-61433)

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

         Supplemental information to be furnished with reports filed pursuant to
Section 15 of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act. No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.


                                    SIGNATURE

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                           EPIC RESORTS, LLC
Date: April 14, 2000       By:

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

                   SIGNATURE                                              TITLE                               DATE
                   ---------                                              -----                               ----


                                                President and Chief Executive Officer (Principal         April 14, 2000
                                                Executive Officer)
               Thomas F. Flatley

                                                Vice President and Chief Financial Officer               April 14, 2000
                                                (Principal Financial and Accounting Officer)
               Scott J. Egelkamp

                                                Managing Member                                          April 14, 2000
             Epic Membership Corp.
       By: Thomas F. Flatley, President