Form 10-Q
period 2000-03-31
EPIC RESORTS LLC; EPIC CAPITAL CORP; LONDON BRIDGE RESORT LLC; EPIC WARRANT CO; EPIC RESORTS SCOTTSDALE LINKS RESORT LLC; EPIC RESORTS WESTPARK RESORT LLC; EPIC RESORTS HILTON HEAD LLC; EPIC RESORTS PALM SPRINGS MARQUIS VILLAS LLC; DAYTONA BEACH REGENCY LTD; RESORT MANAGEMENT LLC
filed 2000-05-15
CIK 1068052, 1068051, 1068053, 1068054, 1068055, 1068056, 1068057, 1068058, 1068059, 1068060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 2000

                                       OR

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to _____________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of March 31, 2000, 1,118,000 membership interests of the registrant were outstanding.

--------------------------------------------------------------------------------

                                EPIC RESORTS, LLC

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                         PAGE

ITEM 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets - March 31, 2000 and

              December  31, 1999..............................................................3

              Consolidated Statements of Operations - Three Months Ended

              March 31, 2000 and 1999.........................................................4

              Consolidated Statements of Cash Flows  - Three Months Ended

              March 31, 2000 and 1999.........................................................5

              Notes to Consolidated Financial Statements......................................6

ITEM 2.       Management's Discussion and Analysis of Consolidated Financial Condition

              and Results of Operations.......................................................7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.....................11

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K.................................................

SIGNATURES

EXHIBIT INDEX .................................................................................

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,        December 31,
                                                                                        2000               1999
                                                                                        ----               ----
                                                                                    (unaudited)
                                                                                    -----------
                                    ASSETS

Cash and cash equivalents                                                             $ 3,522,000         $2,359,000

Cash in escrow                                                                         13,670,000         12,004,000

Investment in residual interests                                                       35,627,000         29,465,000

Notes and mortgages receivable, net of allowance of $1,548,000 and $1,628,000          12,997,000         11,874,000
as of March 31, 2000 and December 31, 1999 respectively

Inventory                                                                              61,219,000         65,804,000

Property and equipment, net                                                            15,982,000         15,665,000

Deferred financing costs, net                                                           7,470,000          7,721,000

Other assets                                                                            5,844,000          4,659,000
                                                                                 -----------------   ----------------

             Total assets                                                            $156,331,000       $149,551,000
                                                                                 =================   ================

                        LIABILITIES AND MEMBERS' EQUITY

Accounts payable                                                                      $ 3,095,000        $ 2,794,000

Accrued expenses                                                                          423,000            987,000

Accrued interest payable                                                                4,961,000            736,000

Advance deposits                                                                           43,000             43,000

Deferred revenue                                                                          213,000            258,000

Notes payable                                                                             308,000            351,000

Senior secured notes payable                                                          127,924,000        127,825,000
                                                                                 -----------------   ----------------

             Total liabilities                                                        136,967,000        132,994,000
                                                                                 -----------------   ----------------

Commitments and contingencies                                                           -                  -

Warrants                                                                                2,757,000          2,757,000

Members' equity                                                                        16,607,000         13,800,000
                                                                                 -----------------   ----------------

             Total liabilities and members' equity                                   $156,331,000       $149,551,000
                                                                                 =================   ================

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                              ---------------
                                                           2000             1999
                                                           ----             ----
Revenue:
    Sales of vacation ownership interests             $ 26,059,000      $ 15,651,000
    Resort operations                                    5,764,000         3,450,000
    Gains on sales of receivables and other
    financing income                                     5,660,000         1,780.000
    Other income                                           740,000           720,000
                                                      ------------      ------------

                                                        38,223,000        21,601,000

                                                      ------------      ------------

Costs and expenses:
    Cost of sales of vacation ownership interests        4,770,000         3,127,000
    Resort operations                                    6,549,000         3,680,000
    Selling and marketing costs                         12,072,000         6,648,000
    General and administrative                           6,052,000         3,298,000
    Provision for doubtful accounts                        638,000           735,000
    Depreciation                                           396,000           212,000
    Financing and closing costs                            210,000           140,000
    Interest expense                                     4,660,000         4,799,000
                                                      ------------      ------------
                                                        35,347,000        22,639,000
                                                      ------------      ------------
Net income (loss)                                     $  2,876,000      $ (1,038,000)
                                                      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                             FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                            2000              1999
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $  2,876,000      $ (1,038,000)
    Adjustments to reconcile net income  to net cash used in operating activities-
          Depreciation                                                                      396,000           212,000
          Amortization of deferred financing costs                                          326,000           573,000
          Provision for doubtful accounts                                                   638,000           735,000
          Gains on sales of receivables and other financing income                       (5,660,000)       (1,780,000)
          Accretion of Senior secured Sales Payable                                          99,000                --
          Changes in assets and liabilities--
              Notes and mortgages receivable                                            (16,051,000)      (10,896,000)
              Inventory                                                                   4,585,000         1,459,000
              Other assets                                                               (1,185,000)         (488,000)
              Accounts payable                                                              301,000           396,000
              Accrued expenses                                                             (563,000)       (1,090,000)
              Accrued interest payable                                                    4,225,000         4,225,000
              Advance deposits                                                                   --            18,000
              Deferred revenue                                                              (45,000)          137,000
                                                                                       ------------      ------------
              Net cash used in operating activities                                     (10,058,000)       (7.537,000)
                                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                                     (712,000)       (1,288,000)
    Investment in residual interests Proceeds                                            (6,162,000)       (2,133,000)
                                                                                       ------------      ------------

                Net cash used in investing activities                                    (6,874,000)       (3,421,000)
                                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                                              --
    Payments on notes payable                                                               (43,000)           (1,000)
    Cash escrow, net                                                                     (1,667,000)               --
    Proceeds from sales of receivables                                                   19,950,000          (193,000)
    Payment of deferred financing costs                                                     (75,000)       (7,121,000)
    Distributions to members                                                                (70,000)          (70,000)
                                                                                       ------------      ------------
                Net cash provided by financing activities                                18,095,000         6,857,000
                                                                                       ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,163,000        (4,101,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,359,000        16,095,000
                                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  3,522,000      $ 11,994,000
                                                                                       ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid for Interest                                                                 $     11,000      $      1,000
                                                                                       ============      ============


   The accompanying notes are an integral part of these financial statements

                                EPIC RESORTS, LLC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

2.    NATURE OF BUSINESS:

EPIC Resorts, LLC (a sole-member Delaware Limited Liability Company) and its wholly owned subsidiaries (the Company) generate revenue from the sale and financing of vacation points in its resorts. Customers acquire the right to use a fully furnished vacation residence, based upon the number of points purchased in EPIC's Vacation Club, in perpetuity or over an extended period not less than 35 years (Vacation Points). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Points in its resorts, and (iii) providing customer financing to individual purchasers of Vacation Points at its resorts. The Company also generates income from the transient rental of resort accommodations.

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

3.    SALES OF NOTES AND MORTGAGES RECEIVABLE:

         During the three months ended March 31, 2000, EPIC sold $23,057,000 of notes and mortgages receivables as part of its $100 million Vacation Ownership Loan Participation Facility ("Receivables Facility"). Under this Receivables Facility, EPIC sells its Vacation Ownership Interest Receivables on a non-recourse basis to EPIC Master Funding Corporation ("EPIC Funding"), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
(i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivable Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report, and other written reports and oral statements made from time to time by EPIC , may contain "forward-looking statements." All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future sales, profits, expenses, and income, or statements expressing general optimism about future results, are forward-looking statements. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions are intended to identify forward-looking statements.

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

         In connection with the private placement of $130 million aggregate principal amount of the Company's Senior Secured Redeemable Notes due 2005 (the "Notes") in July 1998, Resorts, Inc. was merged into EPIC Resorts, LLC and certain of its subsidiaries were merged into limited liability companies. Mr. Flatley simultaneously contributed his membership interests in certain of those subsidiaries to the Company. In connection with the issuance of the Notes, the Company acquired four new resorts (Desert Paradise Resort, Scottsdale Links Resort, Palm Springs Marquis Villas and Island Links Resort) and purchased the limited partnership interests in Daytona Beach Regency, Ltd.

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

         The Club maintains a reserve, funded from the annual assessments collected from Purchasers, which is used to maintain and upgrade the interiors and furnishings of the resort units, and the exteriors and common areas of the resorts in which the Club owns all of the units. The Club collects maintenance dues from Purchasers based on the number of Vacation Points owned. Currently, the annual dues are 4-1/2 CENTS per vacation point. These dues are intended to cover the Club's operating costs, including condominium association dues at each resort. The Company will pay association dues for all unsold Vacation Points.

         The vacation club system provides Purchasers with significant flexibility in planning their vacations. Under this system, Purchasers can select vacations according to their schedules, space needs and available Vacation Points. The number of Vacation Points that are required to stay one day at one of the Company's resorts varies depending upon the particular resort, the size of the unit, the season and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 1,000 Vacation Points per night off-season and 1,500 Club Points per night in peak season. A midweek stay at the same one-bedroom unit would require fewer Vacation Points. Vacation Points are reissued on an anniversary date basis and any unused Vacation Points may be carried over for one year. A Purchaser may also borrow Vacation Points from their allotment for the next year.

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

         OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Torrance, California; Schaumburg, Illinois and in Philadelphia, Pennsylvania. The Company opened its fourth center in

         Atlanta, Georgia in the first quarter and plans to add its fifth and sixth centers by the end of 2000. The Company currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

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

         EPIC believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of Vacation Ownership Interests through a single source. In addition, the down payments required by EPIC are similar to those required by banks and mortgage companies that offer this type of credit, when such credit is available.

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

RESULTS OF OPERATIONS

The following analysis by the management of EPIC Resorts summarizes the significant changes in the results of operations presented in the statements of operations for the three months ended March 31, 2000 and 1999 and presents an analysis of the financial condition of as of March 31, 2000.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999.

REVENUES.         For the three months ended March 31, 2000, the Company
generated total revenues of $38.2 million compared to $21.6 million for the three months ended March 31, 1999, an increase of $16.6 million, or 76.9%. This increase can be attributed to a $10.4 million increase in sales of Vacation Ownership Points to $26.1 million in 2000 from $15.7 million in 1999, an increase of 66.2% sales of Vacation Ownership. Vacation Ownership point sales continue to grow as the sales locations mature.

Resort operations revenue increased 66.5% to $5.7 million for the three months ended March 31, 2000 from $3.5 million for the comparable period in 1999, as a result of $2.3 million of revenue from package sales and $3.4 million of revenue from hotel operations. The Company developed several marketing programs in the fourth quarter to attract guests using print media as well as internet sites. These strategies helped create exposure for the resorts and created new business.

Gains on sales of receivables increased to $5.7 million for the three months ended March 31, 2000 from $1.8 million for the comparable prior period. This increase is attributable to the higher volume of sales that have been sold to the receivables facility.

Other income increased 14.0% to $0.8 million for the three months ended March 31, 2000 from $0.7 million for the comparable period in 1999, due to two components. Interest Income decreased by $.2 million while Miscellaneous Revenue increased by $.4 million.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 18.3% for the three months ended March 31, 2000 from 20.0% for the comparable period in 1999. This decrease was attributable to the increase in the average sales price of Vacation Ownership Points at the resorts, as well as the lower cost of sales from the newer resorts.

RESORT OPERATIONS EXPENSE.          Resort operations expense increased 75.7%
to $6.5 million for the three months ended March 31, 2000 from $3.7 million for the comparable period in 1999, reflecting increased expenses to support the additional revenues being generated in package sales and transient rentals at the resorts.

SELLING AND MARKETING.     Selling and marketing expenses (including
commissions) as a percentage of Sales of Vacation Ownership Points increased to 46.3% for the three months ended March 31, 2000 from 42.5% for the comparable period in 1999. This increase was primarily a result of the marketing costs incurred to generate leads as sales commenced at the company's new off-site center in Atlanta as well as the implementation of the company's 2000 Marketing Plan.

GENERAL AND ADMINISTRATIVE.         General and Administrative expenses
increased to $6.0 million for the three months ended March 31, 2000 from $3.3 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 15.8% for the three months ended March 31, 2000 from 15.3% for the comparable period in 1999 primarily as a result of increased staffing.

INTEREST EXPENSE.          Interest expense decreased to $4.7 million for the
three months ended March 31, 2000 from $4.8 million for the comparable period in 2000, reflecting a decrease in the interest payable on the company's equipment loan.

PROVISION FOR DOUBTFUL ACCOUNTS.    Provision for doubtful accounts as a
percentage of financed sales of Vacation Ownership Points decreased to 3.0% for the three months ended March 31, 2000 from 3.9% for the comparable period in 1999.

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

The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. These funds are provided by Epic's non-recourse $100 million vacation ownership loan participation facility. Under this receivables facility, Epic sells Vacation Ownership Interest receivables to a limited purpose, bankruptcy remote subsidiary of Epic, and a financial institution purchases from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests are paid to Epic as consideration for the receivables sold to the subsidiary. The receivables facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. The receivables facility provides non-recourse interim funding for the Vacation Ownership Interests receivables pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by its receivables facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to interest rate risk in the nearterm, as substantially all of the Company's indebtedness is at fixed rates (principally the $130 million of senior secured notes which bear interest at a fixed rate of 13.0%). The Company does not maintain a trading account for any class of financial instrument, has never purchased any derivative instruments and is not directly subject to any foreign currency exchange or commodity price risk.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

                  Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EPIC RESORTS, LLC

Dated: _____________________      By:___________________________________________
                                     Scott J. Egelkamp
                                     Vice President and Chief Financial Officer
                                     Duly Authorized Principal Financial Officer

                                  EXHIBIT INDEX

                       Exhibit 27. Financial Data Schedule