Form 10-Q
period 2000-06-30
EPIC RESORTS LLC
filed 2000-08-11
CIK 1068052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended June 30, 2000

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _______________________

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

         As of June 30, 2000, 1,118,000 membership interests of the registrant were outstanding.

-------------------------------------------------------------------------------

                                EPIC RESORTS, LLC

                                      INDEX


PART I.   FINANCIAL INFORMATION                                           PAGE

ITEM 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets - June 30, 2000 and
          December  31, 1999..............................................  3

          Consolidated Statements of Income -  Three and Six Months Ended
          June 30, 2000 and 1999..........................................  4

          Consolidated Statements of Cash Flows  - Six Months Ended
          June 30, 2000 and 1999..........................................  5

          Notes to Consolidated Financial Statements......................  6

ITEM 2.   Management's Discussion and Analysis of Consolidated Financial
          Condition and Results of Operations.............................  7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk...... 13


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K................................


SIGNATURES

EXHIBIT INDEX ............................................................

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,           December 31,
                                                                                        2000                 1999
                                                                                     -----------         ------------
                                                                                     (unaudited)
                                    ASSETS

Cash and cash equivalents                                                            $  1,795,000       $  2,359,000

Cash in escrow                                                                         12,212,000         12,004,000

Investment in residual interests                                                       42,363,000         29,465,000

Notes and mortgages receivable, net of allowance of $1,787,000 and
as $1,628,000of June 30, 2000 and December 31, 1999, respectively                      12,931,000         11,874,000

Inventory                                                                              56,727,000         65,804,000

Property and equipment, net                                                            16,166,000         15,665,000

Deferred financing costs, net                                                           7,292,000          7,721,000

Other assets                                                                            7,170,000          4,659,000
                                                                                 ----------------- ------------------
             Total assets                                                            $156,656,000       $149,551,000
                                                                                 ================= ==================

                        LIABILITIES AND MEMBER'S EQUITY

Accounts payable                                                                     $  4,212,000      $   2,794,000

Accrued expenses                                                                          843,000            987,000

Accrued interest payable                                                                  736,000            736,000

Advance deposits                                                                           44,000             43,000

Deferred revenue                                                                          209,000            258,000

Notes payable                                                                             265,000            351,000

Senior secured notes payable                                                          128,022,000        127,825,000
                                                                                 ----------------- ------------------
             Total liabilities                                                        134,331,000        132,994,000
                                                                                 ----------------- ------------------

Commitments and contingencies                                                                   -                  -

Warrants                                                                                2,757,000          2,757,000

Member's equity                                                                        19,568,000         13,800,000
                                                                                 ----------------- ------------------
             Total liabilities and member's equity                                   $156,656,000       $149,551,000
                                                                                 ================= ==================

              The accompanying notes are an integral part of these
                             financial statements.

                                EPIC RESORTS, LLC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                    For the Three Months                For the Six Months
                                                                        Ended June 30                      Ended June 30
                                                                        -------------                      -------------
                                                                    2000             1999             2000             1999
                                                                    ----             ----             ----             ----
Revenue:
    Sales of vacation points                                       $29,692,000     $ 23,224,000      $55,751,000      $38,875,000
    Resort operations                                                5,272,000        6,181,000       11,015,000        9,631,000
    Gain on sales of receivables and other financing income          6,391,000        3,539,000       12,050,000        5,319,000
    Other income                                                       616,000          904,000        1,377,000        1,624,000
                                                              ----------------- ---------------- ---------------- ----------------
                                                                    41,971,000       33,848,000      $80,193,000       55,449,000
                                                              ----------------- ---------------- ---------------- ----------------

Costs and expenses:
    Cost of sales of vacation points                                 5,100,000        4,575,000        9,870,000        7,702,000
    Resort operations                                                6,575,000        6,862,000       13,122,000       10,542,000
    Selling and marketing costs                                     14,057,000       10,007,000       26,129,000       16,655,000
    General and administrative                                       6,816,000        3,424,000       12,869,000        6,722,000
    Provision for doubtful accounts                                    770,000          673,000        1,408,000        1,408,000
    Depreciation                                                       420,000          170,000          816,000          382,000
    Financing and closing costs                                        540,000          375,000          750,000          515,000
    Interest expense                                                 4,661,000        4,803,000        9,321,000        9,602,000
                                                              ----------------- ---------------- ---------------- ----------------
                                                                    38,939,000       30,889,000       74,825,000       53,528,000
                                                              ----------------- ---------------- ---------------- ----------------
Income before minority interest                                                       2,959,000                         1,921,000
Minority interest                                                            -                -                -                -
                                                              ----------------- ---------------- ---------------- ----------------
Net (loss) income                                                  $ 3,032,000      $ 2,959,000      $ 5,908,000      $ 1,921,000
                                                              ================= ================ ================ ================


              The accompanying notes are an integral part of these
                             financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    For the six months
                                                                                                       ended June 30
                                                                                                    ------------------
                                                                                                  2000              1999
                                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $   5,908,000       $  1,921,000
    Adjustments to reconcile net income  to net cash used in operating activities-
          Depreciation                                                                               816,000            382,000
          Amortization of deferred financing costs                                                   654,000            863,000
          Provision for doubtful accounts                                                          1,408,000          1,408,000
          Gain on sale of receivables and other financing income                                 (12,050,000)        (5,319,000)
          Accretion of senior secured notes payable                                                  197,000                  -
          Change in assets and liabilities--
              Notes and mortgages                                                                (32,363,000)       (17,264,000)
              receivable
              Inventory                                                                            9,077,000          4,058,000
              Other assets                                                                        (2,511,000)        (1,480,000)
              Accounts payable                                                                     1,418,000            771,000
              Accrued expenses                                                                      (143,000)          (430,000)
              Advance deposits                                                                         1,000             18,000
              Deferred Revenue                                                                       (49,000)            34,000
                                                                                            ----------------- ------------------
              Net cash used in operating activities                                              (27,637,000)       (15,038,000)
                                                                                            ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                            (1,317,000)        (2,702,000)

    Investment in residual interests                                                             (12,898,000)        (7,122,000)
                                                                                            ----------------- ------------------
                Net cash used in investing activities                                            (14,215,000)        (9,824,000)
                                                                                            ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                                                        (86,000)           (61,000)
    Cash escrows, net                                                                               (209,000)          (115,000)
    Proceeds from sale of receivables                                                             41,948,000         13,241,000
    Payment of deferred financing costs                                                             (225,000)                 -
    Distributions to members                                                                        (140,000)          (140,000)
                                                                                            ----------------- ------------------
                Net cash provided by financing activities                                         41,288,000         12,925,000
                                                                                            ----------------- ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (564,000)       (11,937,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     2,359,000         16,095,000
                                                                                            ----------------- ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $   1,795,000       $  4,158,000
                                                                                            ================= ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid for Interest                                                                         $   8,470,000       $  8,647,000
                                                                                            ================= ==================

    The accompanying notes are an integral part of these financial statements

                                EPIC RESORTS, LLC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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


3.     SALES OF NOTES AND MORTGAGES RECEIVABLE:

       During the six months ended June 30, 2000, EPIC sold $48,307,000 of notes and mortgages receivables as part of its $100 million Vacation Ownership Loan Participation Facility ("Receivables Facility"). Under this Receivables Facility, EPIC sells its Vacation Ownership Interest Receivables on a non-recourse basis to EPIC Master Funding Corporation ("EPIC Funding"), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
(i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivable Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.


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

       The Company marketed and sold its deeded vacation ownership interests and markets and sells its vacation points through both on-site and off-site sales centers. In addition, the Company generates income through the rental of available suites at its resorts. The Company sells Vacation Points to purchasers for leisure purposes and not for investment purposes.


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

       OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Torrance, California; Schaumburg, Illinois, Atlanta, Georgia and in Philadelphia, Pennsylvania. The Company intends to open its fifth center in Minnetonka, Minnesota in the third quarter and plans to add its sixth center by the end of 2000. The Company currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

       ON-SITE SALES CENTERS: The Company utilizes a variety of marketing techniques to generate on-site tours, including mini-vacations resulting from telemarketing and targeted mailings, retail center kiosks, in-house marketing to renters, marketing to current owners of Vacation Points and referrals. The Company's completed but unsold inventory of resort units also provides additional revenue as well as sales and marketing cost advantages through (i) rental income, (ii) access to a steady source of high quality, low cost, on-site sales tours from rental customers, and
       (iii) lower mini-vacation marketing costs.

       The Company's sales representatives are a critical component of its sales and marketing effort, and the Company continually strives to attract, train and retain a dedicated sales force. The Company provides sales instruction and training, which coupled with the sales representative's valuable knowledge of each resort, assists in acquainting prospective customers with the benefits of each resort. The Company's sales staff is required to provide each customer with a written disclosure statement regarding the Vacation Points to be sold prior to the time the customer signs a purchase agreement. This disclosure statement sets forth relevant information regarding ownership of a Vacation Points at the resort and must be signed by every purchaser. The Company believes that this information statement contains all material and relevant information a customer requires to make an informed decision regarding the purchase of a Vacation Points at one of its resorts, and contributes to its low rates of rescission. At closing, customers are also provided with a toll free customer service phone number to facilitate any additional information requests.

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


VACATION POINT EXCHANGE NETWORKS

       According to the American Resort Developers Association, the primary reason cited by consumers for purchasing a Vacation Points is the ability to exchange such interest for accommodations at other resorts through worldwide exchange networks. Membership in an exchange network allows the owner of a Vacation Ownership Interest to exchange their occupancy right for a similar right at another participating resort, based upon availability and the payment of a variable exchange fee. Vacation Points can be exchanged by listing the interest as available with the exchange network and requesting occupancy at another participating resort, indicating the preferred resort or geographic area, the size of the unit desired, and the period during which occupancy is desired.

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


RESULTS OF OPERATIONS

The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the statements of income for the three and six months ended June 30, 2000 and 1999 and presents an analysis of the financial condition of the Company as of June 30, 2000.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

REVENUES: For the three months ended June 30, 2000 the Company generated total revenues of $42.0 million compared to $33.8 million for the three months ended June 30, 1999, an increase of $8.2 million, or 24.3%. This increase is primarily the result of a $6.8 million increase in sales of Vacation Points to $30.0 million for the three months ended June 30, 2000 from $23.2 million for the comparable period in 1999, an increase of 29.3%. The increased volume is due to the increased sales locations from seven in 1999 to ten in 2000, along with growth in sales as the existing locations mature.

Resort operations revenue decreased to $5.3 million for the three months ended June 30, 2000 from $6.2 million for the comparable period in 1999. This decrease is attributed to the seasonality of the resorts as well as a decrease in the number of rental units available to the general public.

Gain on sales of receivables increased to $6.4 million for the three months ended June 30, 2000 from $3.5 for the comparable prior period. This increase is attributable to increased sales to the Receivables Facility.

Other income decreased 33.3% to $0.6 million for the three months ended June 30, 2000 from $0.9 million for the comparable period in 1999. This decrease reflects a reduction in interest income, due to the sale of the notes receivable under the Company's receivables facility.

COST OF SALES: Cost of sales for Vacation Points as a percentage of sales of Vacation Points decreased to 17.2% for the three months ended June 30, 2000 from 19.7% for the comparable period in 1999. This decrease was attributable to the increase in the average sales price of Vacation Points at the resorts.

RESORT OPERATIONS EXPENSE: Resort operations expense decreased 4.3% to $6.6 million for the three months ended June 30, 2000 from $6.9 million for the comparable period in 1999, reflecting stabilization of the resort division costs.

SELLING AND MARKETING: Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Points increased to 47.5% for the three months ended June 30, 2000 from 43.1% for the comparable period in 1999. This increase can be attributed to increased costs needed to generate tours and the implementation of new marketing programs to continue the company's sales growth.

GENERAL AND ADMINISTRATIVE: General and administrative expenses increased to $6.8 million for the three months ended June 30, 2000 from $3.4 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 16.2% for the three months ended June 30, 2000 from 10.1% for the comparable period in 1999 primarily as a result of increased staffing required to properly support the company's sales and marketing locations.

PROVISION FOR DOUBTFUL ACCOUNTS: Provision for doubtful accounts as a percentage of sales of Vacation Points decreased to 2.6% for the three months ended June 30, 2000 from 2.9% for the comparable period in 1999.

INTEREST EXPENSE: Interest expense decreased to $4.7 million for the three months ended June 30, 2000 from $4.8 million at June 30, 1999, a decrease of $.1 million or 2.1%. This decrease is attributable to lower interest related to equipment loans.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES: For the six months ended June 30, 2000, the Company generated total revenues of $80.2 million compared to $55.4 million for the six months ended June 30, 1999, an increase of $24.8 million, or 44.8%. This increase can be attributed to a $16.9 million increase in sales of Vacation Ownership Points to $55.8 million in 2000 from $38.9 million in 1999, an increase of 43.4% sales of Vacation Ownership. Vacation Ownership point sales continue to grow as the sales locations mature.

Resort operations revenue increased 14.6% to $11.0 million for the six months ended June 30, 2000 from $9.6 million for the comparable period in 1999, as a result of increased revenues from package sales and hotel operations. The Company has benefited from several marketing programs that have helped create exposure for the resorts and created new business during the first six months of 2000.

Gains on sales of receivables increased to $12.1 million for the six months ended June 30, 2000 from $5.3 million for the comparable prior period. This increase is attributable to the higher volume of sales that have been sold to the receivables facility.

Other income decreased $.2 million for the six months ended June 30, 2000 from $1.6 million for the comparable period in 1999, due to a decrease in interest income of $.2 million.

COST OF SALES: Cost of sales for Vacation Ownership Points as a percentage of sales of Vacation Ownership decreased to 17.7% for the six months ended June 30, 2000 from 19.8% for the comparable period in 1999. This decrease was attributable to the increase in the average sales price of Vacation Ownership Points at the resorts.

RESORT OPERATIONS EXPENSE: Resort operations expense increased 24.8% to $13.1 million for the six months ended June 30, 2000 from $10.5 million for the comparable period in 1999, reflecting increased expenses to support the additional revenues being generated by transient rentals at the resorts.

SELLING AND MARKETING: Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Points increased to 46.8% for the six months ended June 30, 2000 from 42.9% for the comparable period in 1999. This increase was primarily a result of the marketing costs incurred to continue to implement the Corporate Growth Plan.

GENERAL AND ADMINISTRATIVE: General and Administrative expenses increased to $12.9 million for the six months ended June 30, 2000 from $6.7 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 16.1% for the six months ended June 30, 2000 from 12.1% for the comparable period in 1999 primarily as a result of increased staffing to support the company's sales and marketing locations.

INTEREST EXPENSE: Interest expense decreased to $9.3 million for the six months ended June 30, 2000 from $9.6 million for the comparable period in 2000, reflecting a decrease in the interest payable on the company's equipment loan.

PROVISION FOR DOUBTFUL ACCOUNTS: Provision for doubtful accounts as a percentage of financed sales of Vacation Ownership Points decreased to 3.2% for the six months ended June 30, 2000 from 4.1% for the comparable period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations through the sale and financing of membership interests in Epic Vacation Club, Vacation Ownership Interests, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Ownership Interests, Epic generates cash from operations from customer down payments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgages receivable. The Company generates additional cash from the financing of Vacation Ownership Interests equal to the difference between the interest charged on the customer mortgages receivable and the interest paid on the notes payable secured by Epic's pledge of such customer mortgages receivable. The Company expects to generate additional cash flow from its Vacation Ownership Interests Receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of its receivables facility upon completion of securitizations of such receivables.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

             Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EPIC RESORTS, LLC



Dated: August 11, 2000                      By: /s/ Scott J. Egelkamp
                                                -----------------------------
                                                Scott J. Egelkamp
                                                Vice President and Chief
                                                Financial Officer
                                                Duly Authorized Principal
                                                Financial Officer

                                  EXHIBIT INDEX


                       Exhibit 27. Financial Data Schedule