Form 10-Q
period 2000-09-30
EPIC RESORTS LLC
filed 2000-11-14
CIK 1068052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended September 30, 2000

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to _____________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of September 30, 2000, 1,118,000 membership interests of the registrant were outstanding.

===============================================================================

                                EPIC RESORTS, LLC

                                      INDEX

                                                                                                         PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets - September 30, 2000 and
          December  31, 1999...............................................................................3

          Consolidated Statements of Income -  Nine Months and Three Months Ended
          September 30, 2000 and 1999......................................................................4

          Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 2000 and 1999......................................................................5

          Notes to Consolidated Financial Statements.......................................................6

ITEM 2.   Management's Discussion and Analysis of Consolidated Financial Condition
          and Results of Operations........................................................................7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk......................................12


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K................................................................13


SIGNATURES................................................................................................14


EXHIBIT INDEX.............................................................................................15

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.333


                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,      December 31,
                                                                                       2000              1999
                                                                                  -------------      ------------
                                                                                   (unaudited)

                                    ASSETS
Cash and cash equivalents                                                       $  4,642,000       $  2,359,000
Cash in escrow                                                                    13,613,000         12,004,000
Investment in residual interests                                                  50,304,000         29,465,000
Notes and mortgages receivable, net of allowance of $2,460,000 and
$1,628,000 as of September 30, 2000 and December 31, 1999, respectively           16,892,000         11,874,000

Inventory                                                                         56,621,000         65,804,000
Property and equipment, net                                                       16,975,000         15,665,000
Deferred financing costs, net                                                      7,227,000          7,721,000
Other assets                                                                       8,942,000          4,659,000
                                                                               --------------------------------
              Total assets                                                      $175,216,000       $149,551,000
                                                                               ================================

                        LIABILITIES AND MEMBER'S EQUITY

Accounts payable                                                                $  5,170,000       $  2,794,000
Accrued expenses                                                                   1,029,000            987,000
Accrued interest payable                                                           4,962,000            736,000
Advance deposits                                                                      44,000             43,000
Deferred revenue                                                                     236,000            258,000
Notes payable                                                                      9,809,000            351,000
Senior secured notes payable                                                     128,120,000        127,825,000
                                                                               --------------------------------
             Total liabilities                                                   149,370,000        132,994,000
                                                                               --------------------------------
Commitments and contingencies                                                              -                  -
Warrants                                                                           2,757,000          2,757,000
Member's equity                                                                   23,089,000         13,800,000
                                                                               --------------------------------
             Total liabilities and member's equity                              $175,216,000       $149,551,000
                                                                               ================================

    The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                    For the Three Months               For the Nine Months
                                                                     Ended September 30                 Ended September 30
                                                                     ------------------                 ------------------
                                                                    2000             1999             2000             1999
                                                                    ----             ----             ----             ----
Revenue:
    Sales of vacation points                                       $35,843,000     $ 24,542,000      $91,594,000      $63,417,000
    Resort operations                                                3,475,000        5,771,000       14,491,000       15,402,000
    Gain on sales of receivables and other financing
          income                                                     7,036,000        4,749,000       19,086,000       10,068,000
    Other income                                                       507,000          823,000        1,883,000        2,447,000
                                                                  ---------------------------------------------------------------

                                                                    46,861,000      $35,885,000      127,054,000       91,334,000
                                                                  ---------------------------------------------------------------
Costs and expenses:
    Cost of sales of vacation points                                 6,091,000        4,788,000       15,961,000       12,490,000
    Resort operations                                                5,219,000        6,480,000       18,341,000       17,022,000
    Selling and marketing costs                                     16,987,000       11,041,000       43,116,000       27,696,000
    General and administrative                                       7,645,000        4,068,000       20,514,000       10,790,000
    Provision for doubtful accounts                                  1,414,000          802,000        2,822,000        2,210,000
    Depreciation                                                       482,000          373,000        1,298,000          755,000
    Financing and closing costs                                        567,000          226,000        1,317,000          741,000
    Interest expense                                                 4,865,000        4,855,000       14,186,000       14,457,000
                                                                  ---------------------------------------------------------------
                                                                    43,270,000       32,633,000      117,555,000       86,161,000
                                                                  ---------------------------------------------------------------
Income                                                                                        -                                 -
                                                                  ---------------------------------------------------------------
Net (loss) income                                                    3,591,000     $  3,252,000      $ 9,499,000      $ 5,173,000
                                                                 ================================================================






   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    For the nine months
                                                                                                     ended September 30
                                                                                                    -------------------
                                                                                                  2000              1999
                                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                            $  9,499,000       $  5,173,000
    Adjustments to reconcile net income to net cash used in operating activities-
          Depreciation                                                                       1,298,000            755,000
          Amortization of deferred financing costs                                             719,000          1,438,000
          Provision for doubtful accounts                                                    2,822,000          2,210,000
          Gain on sale of receivables and other financing income                           (19,086,000)       (10,068,000)
          Accretion of senior secured notes payable                                            295,000          -
          Change in assets and liabilities--
              Notes and mortgages receivable                                               (57,658,000)       (26,572,000)
              Inventory                                                                      9,183,000          6,852,000
              Other assets                                                                  (4,283,000)        (3,779,000)
              Accounts payable                                                               2,376,000            889,000
              Accrued expenses                                                               4,269,000           (737,000)
              Advance deposits                                                                   1,000            (33,000)
              Deferred revenue                                                                 (22,000)         1,198,000
                                                                                         ---------------------------------
              Net cash used in operating activities                                        (50,587,000)       (22,674,000)
                                                                                         ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      (2,608,000)         (4,032,000)

    Investment in residual interests                                                       (20,839,000)        (13,626,000)
                                                                                         ---------------------------------
              Net cash used in investing activities                                        (23,447,000)        (17,658,000)
                                                                                         ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                               9,589,000                  -
    Payments on notes payable                                                                  (131,000)          (203,000)
    Cash escrows, net                                                                        (1,610,000)          (300,000)
    Proceeds from sale of receivables                                                        68,904,000         31,555,000
    Payment of deferred financing costs                                                        (225,000)          (278,000)
    Distributions to members                                                                   (210,000)          (211,000)
                                                                                         ---------------------------------
              Net cash provided by financing activities                                      76,317,000         30,563,000
                                                                                         ---------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,283,000         (9,769,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                2,359,000         16,095,000
                                                                                         ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      4,642,000      $   6,326,000
                                                                                         =================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid for Interest                                                                    $   8,608,000      $   8,794,000
                                                                                         =================================

    The accompanying notes are an integral part of these financial statements

                                EPIC RESORTS, LLC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

3.    SALES OF NOTES AND MORTGAGES RECEIVABLE:

         During the nine months ended September 30, 2000, EPIC sold $80,893,000 notes and mortgages receivables as part of its $100 million Vacation Ownership Loan Participation Facility ("Receivables Facility"). Under this Receivables Facility, EPIC sells its Vacation Ownership Interest Receivables on a non-recourse basis to EPIC Master Funding Corporation ("EPIC Funding"), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
(i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivable Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.

4.    NOTES PAYABLE:

         The Company secured a loan in the third quarter of 2000 which generated proceeds of $9.5 million. The loan which may be prepaid at any time will bear interest at a fixed rate of 15% and has a maturity of two years. The Company intends to use the proceeds from this loan to finance capital improvements to its existing resorts and the acquisition and/or development of new resorts and offsite sales centers.

5.    SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment, which includes the development, acquisition, marketing, financing, and management of vacation ownership resorts. The Company does not operate outside the United States. The Company's customers are not concentrated in any specific region and no single customer accounts for a significant amount of EPIC's revenue.

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



EPIC'S VACATION OWNERSHIP BUSINESS

         The Company is a nationwide developer and marketer of vacation ownership resorts located in major tourist destinations. Vacation ownership interests typically entitle the buyer to a fully furnished vacation residence in any one of the Company's six resorts based on the number of points purchased in EPIC Vacation Club, a nonprofit corporation operated by the Company (the "Club"). The Club holds units of each of the Company's resorts, which are transferred into the Club by each of the Company's operating subsidiaries. The Company converted its operations to this vacation club system in January 1999. Prior to this time, a customer would purchase a one-week interest at one particular resort, and would receive a deed evidencing their purchase. The Company now sells points ("Vacation Points") in the Club, which entitle the purchaser to reserve units at any of the Company's six resorts and in increments as short as one day. A customer now has access to all of the Company's resorts, as well as over 1,700 other resorts worldwide through the Company's participation in vacation ownership interest exchange networks. The vacation club system offers the Company's customers greater flexibility in their vacation planning, a wider variety of vacation options, and easier access to the Company's network of resorts.

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

         OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Minnetonka, Minnesota; Torrance, California; Schaumburg, Illinois, Atlanta, Georgia and in Philadelphia, Pennsylvania. The Company intends t open its sixth center in the first quarter of 2001. The Company currently intends to continue to locate additional sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

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


RESULTS OF OPERATIONS

The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the statements of income for the three and nine months ended September 30, 2000 and 1999 and presents an analysis of the financial condition of the Company as of September 30, 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: For the nine months ended September 30, 2000 the Company generated total revenues of $127.1 million compared to $91.3 million for the nine months ended September 30, 1999, an increase of $35.8 million, or 39.2 %. This increase is primarily the result of a $28.2 million increase in sales of Vacation Points to $91.6 million for the nine months ended September 30, 2000 from $63.4 million for the comparable period in 1999, an increase of 44.5 %. The increased volume is due to the increased sales locations from seven in 1999 to eleven in 2000, along with growth in sales as the existing locations mature.

Resort operations revenue decreased to $14.5 million for the nine months ended September 30, 2000 from $15.4 million for the comparable period in 1999. This decrease is attributed to the seasonality of the resorts, as well as a decrease in the number of rental units available to the general public.

Gain on sales of receivables increased to $19.1 million for the nine months ended September 30, 2000 from $10.1 for the comparable prior period. This increase is attributable to increased sales of vacation points, which increases receivables to be sold to the Receivables Facility.

Other income decreased 20.8% to $1.9 million for the three months ended September 30, 2000 from $2.4 million for the comparable period in 1999. This decrease reflects a reduction in interest income, due to the sale of the notes receivable under the Company's receivables facility.

COST OF SALES: Cost of sales for Vacation Points as a percentage of sales of Vacation Points decreased to 17.4% for the nine months ended September 30, 2000 from 19.7 % for the comparable period in 1999. This decrease was attributable to the increase in the average sales price of Vacation Points at the resorts.

RESORT OPERATIONS EXPENSE: Resort operations expense increased 7.6 % to $18.3 million for the nine months ended September 30, 2000 from $17.0 million for the comparable period in 1999, reflecting increased expenses to support transient rentals at the resorts.

SELLING AND MARKETING: Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Points increased to 47.1 % for the nine months ended September 30, 2000 from 43.7 % for the comparable period in 1999. This increase can be attributed to increased costs needed to generate tours and the implementation of new marketing programs to continue the company's sales growth as well as the continued expansion into new offsite sales centers.

GENERAL AND ADMINISTRATIVE: General and administrative expenses increased to $20.5 million for the nine months ended September 30, 2000 from $10.8 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 16.1 % for the nine months ended September 30, 2000 from 11.8 % for the comparable period in 1999 primarily as a result of increased staffing required to properly support the company's sales and marketing locations.

PROVISION FOR DOUBTFUL ACCOUNTS: Provision for doubtful accounts as a percentage of sales of Vacation Points decreased to 3.1 % for the nine months ended September 30, 2000 from 3.5 % for the comparable period in 1999.

INTEREST EXPENSE: Interest expense decreased to $14.2 million for the nine months ended September 30, 2000 from $14.5 million at September 30, 1999, a decrease of $.3 million or 2.1 %. This decrease is attributable to lower interest related to equipment loans.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: For the three months ended September 30, 2000, the Company generated total revenues of $46.9 million compared to $35.9 million for the three months ended September 30, 1999, an increase of $11.0 million, or 30.6 %. This increase can be attributed to an $11.3 million increase in sales of Vacation Ownership Points to $35.8 million in 2000 from $24.5 million in 1999, an increase of 46.1% sales of Vacation Ownership. Vacation Ownership point sales continue to grow as the sales locations mature.

Resort operations revenue decreased 39.7% to $3.5 million for the nine months ended September 30, 2000 from $5.8 million for the comparable period in 1999, as a result of decreased revenues due to the seasonality of the locations and the decrease in the number of rental units available to the general public.

Gains on sales of receivables increased to $7.0 million for the three months ended September 30, 2000 from $4.7 million for the comparable prior period. This increase is attributable to the higher volume of sales that have been sold to the receivables facility.

Other income decreased $.5 million for the three months ended September 30, 2000 from $.8 million for the comparable period in 1999, due to a decrease in interest income of $.3 million.

COST OF SALES: Cost of sales for Vacation Ownership Points as a percentage of sales of Vacation Ownership decreased to 17.0 % for the three months ended September 30, 2000 from 19.5 % for the comparable period in 1999. This decrease was attributable to the increase in the average sales price of Vacation Ownership Points at the resorts.

RESORT OPERATIONS EXPENSE: Resort operations expense decreased $1.3 million to $5.2 million for the three months ended September 30, 2000 from $6.5 million for the comparable period in 1999, reflecting stabilization of resort division expenses.

SELLING AND MARKETING: Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Points increased to 47.4% for the three months ended September 30, 2000 from 45.0% for the comparable period in 1999. This increase was primarily a result of the marketing costs incurred to generate additional tour flow as well as the costs incurred to open our Minnetonka location.

GENERAL AND ADMINISTRATIVE: General and Administrative expenses increased to $7.6 million for the three months ended September 30, 2000 from $4.1 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 16.3% for the three months ended September 30, 2000 from 11.3% for the comparable period in 1999 primarily as a result of increased staffing to support the company's sales and marketing locations.

INTEREST EXPENSE: Interest expense remained constant at $4.9 million for the three months ended September 30, 2000 and $4.9 million for the comparable period in 1999.

PROVISION FOR DOUBTFUL ACCOUNTS: Provision for doubtful accounts as a percentage of financed sales of Vacation Ownership Points increased to 3.9% for the three months ended September 30, 2000 from 3.3% for the comparable period in 1999.

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

The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. These funds are provided by Epic's non-recourse $100 million vacation ownership loan participation facility. Under this receivables facility, Epic sells Vacation Ownership Interest receivables to a limited purpose, bankruptcy remote subsidiary of Epic, and a financial institution purchases from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests are paid to Epic as consideration for the receivables sold to the subsidiary. The receivables facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. The receivables facility provides non-recourse interim funding for the Vacation Ownership Interests receivables pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by its receivables facility. The Company secured a loan in the third quarter of 2000 which generated proceeds of $9.5 million. The Company intends to use the proceeds to finance capital improvements to its existing resorts as well as the acquisition and/or development of new resorts and offsite sales centers.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

         Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPIC RESORTS, LLC



Dated: November 14, 2000            By: /s/ Scott J. Egelkamp
                                       ----------------------------------------
                                    Scott J. Egelkamp
                                    Vice President and Chief Financial Officer
                                    Duly Authorized Principal Financial Officer