Form 10-Q/A
period 2000-09-30
EPIC RESORTS LLC
filed 2001-04-17
CIK 1068052

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

--------------------------------------------------------------------------------

         The form 10-Q for the quarterly period ended September 30, 2000 is being amended to properly reflect accounting for financing fees associated with a December 1999 securitization transaction and to properly reflect certain 4th quarter 2000 adjustments in the three and nine month periods ended September 30, 2000, as discussed in Note 6 to the consolidated financial statements.

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

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk......................................12


PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K................................................................13


SIGNATURES................................................................................................... 14


EXHIBIT INDEX................................................................................................ 15

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.333


                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,      December 31,
                                                                                       2000              1999
                                                                                       ----              ----
                                                                                   (unaudited)
                                    ASSETS

Cash and cash equivalents                                                             $ 4,642,000    $  2,359,000

Cash in escrow                                                                         13,234,000      12,004,000

Investment in residual interests                                                       50,304,000      29,465,000

Notes and mortgages receivable, net of allowance of $2,460,000 and
$1,628,000 as of September 30, 2000 and December 31, 1999, respectively                16,892,000      11,874,000

Inventory                                                                              56,621,000      65,804,000

Property and equipment, net                                                            16,975,000      15,665,000

Deferred financing costs, net                                                             519,000       6,339,000

Other assets                                                                            8,942,000       4,659,000
                                                                                      -----------    ------------

             Total assets                                                            $173,129,000    $148,169,000
                                                                                     ============    ============

                         LIABILITIES AND MEMBER'S EQUITY

Accounts payable                                                                     $  5,170,000    $  2,794,000

Accrued expenses                                                                        1,029,000         987,000

Accrued interest payable                                                                4,962,000         736,000

Advance deposits                                                                           44,000          43,000

Deferred revenue                                                                          236,000         258,000

Notes payable                                                                           9,809,000         351,000

Senior secured notes payable                                                          128,120,000     127,825,000
                                                                                      -----------    ------------
------------------

             Total liabilities                                                        149,370,000     132,994,000
                                                                                      -----------    ------------
Commitments and contingencies                                                                   -               -

Warrants                                                                                2,757,000       2,757,000

Member's equity                                                                        21,002,000      12,418,000
                                                                                      -----------    ------------

             Total liabilities and member's equity                                   $173,129,000    $148,169,000
                                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                    For the Three Months               For the Nine Months
                                                                     Ended September 30                 Ended September 30
                                                                    --------------------               -------------------
                                                                    2000             1999              2000             1999
                                                                    ----             ----              ----             ----
Revenue:
    Sales of vacation points                                       $35,843,000     $ 24,542,000        $91,594,000   $63,417,000
    Resort operations                                                3,475,000        5,771,000         14,491,000    15,402,000
    Gain on sales of receivables and other financing income
                                                                     6,870,000        4,749,000         18,263,000    10,068,000
    Other income                                                       507,000          823,000          1,883,000     2,447,000
                                                                   -----------     ------------        -----------   -----------

                                                                    46,695,000      $35,885,000        126,231,000    91,334,000
                                                                   -----------     ------------        -----------   -----------

Costs and expenses:
    Cost of sales of vacation points                                 6,091,000        4,788,000         15,961,000    12,490,000
    Resort operations                                                5,219,000        6,480,000         18,341,000    17,022,000
    Selling and marketing costs                                     16,987,000       11,041,000         43,116,000    27,696,000
    General and administrative                                       7,645,000        4,068,000         20,514,000    10,790,000
    Provision for doubtful accounts                                  1,414,000          802,000          2,822,000     2,210,000
    Depreciation                                                       482,000          373,000          1,298,000       755,000
    Financing and closing costs                                        570,000          226,000          1,199,000       741,000
    Interest expense                                                 4,865,000        4,855,000         14,186,000    14,457,000
                                                                   -----------     ------------        -----------   -----------

                                                                    43,273,000       32,633,000        117,437,000    86,161,000
                                                                   -----------     ------------        -----------   -----------
Income                                                                                        -                                -
                                                                   -----------     ------------        -----------   -----------
Net (loss) income                                                    3,422,000     $  3,252,000        $ 8,794,000   $ 5,173,000
                                                                   ===========     ============        ===========   ===========











    The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                    For the Nine Months
                                                                                                    Ended September 30
                                                                                                    -------------------
                                                                                                   2000             1999
                                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $ 8,794,000      $ 5,173,000
    Adjustments to reconcile net income to net cash used in operating activities-
          Depreciation                                                                           1,298,000          755,000
          Amortization of deferred financing costs                                                 601,000        1,438,000
          Provision for doubtful accounts                                                        2,822,000        2,210,000
          Gain on sale of receivables and other financing income                               (18,263,000)     (10,068,000)
          Accretion of senior secured notes payable                                                295,000                -
          Change in assets and liabilities--
              Notes and mortgages receivable                                                   (26,572,000)     (57,658,000)
              Inventory                                                                          9,183,000        6,852,000
              Other assets                                                                      (4,283,000)      (3,779,000)
              Accounts payable                                                                    2,376,000         889,000
              Accrued expenses                                                                    4,269,000        (737,000)
              Advance deposits                                                                        1,000         (33,000)
              Deferred revenue                                                                      (22,000)      1,198,000
                                                                                               ------------     -----------
              Net cash used in operating activities                                             (50,587,000)    (22,674,000)
                                                                                               ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                                           (2,608,000)     (4,032,000)

     Investment in residual interests                                                           (20,839,000)    (13,626,000)
                                                                                               ------------     -----------
                Net cash used in investing activities                                           (23,447,000)    (17,658,000)
                                                                                               ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                   9,589,000               -
    Payments on notes payable                                                                      (131,000)       (203,000)
    Cash escrows, net                                                                            (1,610,000)       (300,000)
    Proceeds from sale of receivables                                                            68,904,000      31,555,000
    Payment of financing costs                                                                     (225,000)       (278,000)
    Distributions to members                                                                       (210,000)       (211,000)
                                                                                               ------------     -----------
                 Net cash provided by financing activities                                       76,317,000      30,563,000
                                                                                               ------------     -----------
                                                                                                  2,283,000      (9,769,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    2,359,000      16,095,000
                                                                                               ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          4,642,000     $ 6,326,000
                                                                                               ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid for Interest                                                                         $  8,608,000     $ 8,794,000
                                                                                               ============     ===========

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

3.    SALES OF NOTES AND MORTGAGES RECEIVABLE:

         During the nine months ended September 30, 2000, EPIC sold $80,893,000 notes and mortgages receivables as part of its $100 million Vacation Ownership Loan Participation Facility ("Receivables Facility"). Under this Receivables Facility, EPIC sells its Vacation Ownership Interest Receivables on a non-recourse basis to EPIC Master Funding Corporation ("EPIC Funding"), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Receivables Facility provide for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivable Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.

4.    NOTES PAYABLE:

         The Company secured a loan in the third quarter of 2000, which generated proceeds of $9.5 million. The loan, which may be prepaid at any time, will bear interest at a fixed rate of 15% and has a maturity of two years. The Company intends to use the proceeds from this loan to finance capital improvements to its existing resorts and the acquisition and/or development of new resorts and offsite sales centers.

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

6.       RESTATEMENT

         The financial statements at and for the three and nine months ended September 30, 2000 have been restated to reflect a correction in the manner in which $444,000 of financing fees associated with the December 1999 securitization transaction were originally recorded. The fees were previously capitalized and included in deferred financing costs on the September 30, 2000 consolidated balance sheet. It has been determined that those fees should have been reflected as a reduction of the gain on sales of receivables for the nine months ended September 30, 2000. Deferred financing fees as originally reported have also been reduced by $1,382,000 to reflect the restatement of the December 31, 1999 consolidated financial statements with respect to fees associated with the securitization through December 31, 1999. These adjustments resulted in a $3,000 decrease to net income for the three months ended September 30, 2000, and a $326,000 decrease in net income for the six months ended September 30, 2000, including the reversal of $3,000 and $118,000 of amortization expense for the three and nine month periods ended, September 30, 2000 respectively.

         In addition, cash in escrow has been reduced by $379,000 at September 30, 2000 to properly reflect a 4th quarter 2000 adjustment to mark to market cash in escrow associated with the December 1999 securitization, which should have been recorded at September 30, 2000. This adjustment resulted in a $166,000 decrease in net income for the three months ended September 30, 2000 and a $379,000 decrease in net income for the nine months ended September 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Minnetonka, Minnesota; Torrance, California; Schaumburg, Illinois, Atlanta, Georgia and in Philadelphia, Pennsylvania. The Company intends to open its sixth center in the first quarter of 2001. The Company currently intends to continue to locate additional sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: For the nine months ended September 30, 2000 the Company generated total revenues of $126.2 million compared to $91.3 million for the nine months ended September 30, 1999, an increase of $34.9 million, or 38.2%. This increase is primarily the result of a $28.2 million increase in sales of Vacation Points to $91.6 million for the nine months ended September 30, 2000 from $63.4 million for the comparable period in 1999, an increase of 44.5 %. The increased volume is due to the increased sales locations from seven in 1999 to eleven in 2000, along with growth in sales as the existing locations mature.

Resort operations revenue decreased to $14.5 million for the nine months ended September 30, 2000 from $15.4 million for the comparable period in 1999. This decrease is attributed to the seasonality of the resorts, as well as a decrease in the number of rental units available to the general public.

Gain on sales of receivables increased to $18.3 million for the nine months ended September 30, 2000 from $10.1 for the comparable prior period. This increase is attributable to increased sales of vacation points, which increases receivables to be sold to the Receivables Facility.

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


GENERAL AND ADMINISTRATIVE: General and administrative expenses increased to $20.5 million for the nine months ended September 30, 2000 from $10.8 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 16.2 % for the nine months ended September 30, 2000 from 11.8 % for the comparable period in 1999 primarily as a result of increased staffing required to properly support the company's sales and marketing locations.

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


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: For the three months ended September 30, 2000, the Company generated total revenues of $46.7 million compared to $35.9 million for the three months ended September 30, 1999, an increase of $10.8 million, or 30.1%. This increase can be attributed to an $11.3 million increase in sales of Vacation Ownership Points to $35.8 million in 2000 from $24.5 million in 1999, an increase of 46.1% sales of Vacation Ownership. Vacation Ownership point sales continue to grow as the sales locations mature.

Resort operations revenue decreased 39.7% to $3.5 million for the nine months ended September 30, 2000 from $5.8 million for the comparable period in 1999, as a result of decreased revenues due to the seasonality of the locations and the decrease in the number of rental units available to the general public.

Gains on sales of receivables increased to $6.9 million for the three months ended September 30, 2000 from $4.7 million for the comparable prior period. This increase is attributable to the higher volume of sales that have been sold to the receivables facility.

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

The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. These funds are provided by Epic's non-recourse $100 million vacation ownership loan participation facility. Under this receivables facility, Epic sells Vacation Ownership Interest receivables to a limited purpose, bankruptcy remote subsidiary of Epic, and a financial institution purchases from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests are paid to Epic as consideration for the receivables sold to the subsidiary. The receivables facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. The receivables facility provides non-recourse interim funding for the Vacation Ownership Interests receivables pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by its receivables facility. The Company secured a loan in the third quarter of 2000, which generated proceeds of $9.5 million. The Company intends to use the proceeds to finance capital improvements to its existing resorts as well as the acquisition and/or development of new resorts and offsite sales centers.

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

                                  EPIC RESORTS, LLC



Dated: _____________________      BY:
                                     ----------------------------------------
                                     Scott J. Egelkamp
                                     Vice President and Chief Financial Officer
                                     Duly Authorized Principal Financial Officer

                                  EXHIBIT INDEX


                       Exhibit 27. Financial Data Schedule