Form 10-K405
period 2000-12-31
EPIC RESORTS LLC
filed 2001-04-17
CIK 1068052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. Yes X No

         As of April 17, 2001, 1,118,000 Membership Interests of the Registrant were outstanding.

                    Documents incorporated by reference: NONE

PART I

ITEM 1. BUSINESS

HISTORY AND OWNERSHIP

         Epic Resorts, LLC, a Delaware limited liability company (the "Company"), was formed in June 1998 to merge with the ownership of the London Bridge Resort and the Daytona Beach Regency and their vacation ownership acquisition and development businesses. London Bridge Resort was acquired in 1986 by London Bridge Resort, Inc., a Delaware corporation wholly owned by Thomas F. Flatley, the Company's President. In April 1996, the Daytona Beach Regency Resort was acquired by Daytona Beach Regency, Ltd., a limited partnership of which Mr. Flatley is the general partner.

         In connection with the private placement of $130 million aggregate principal amount of the Company's Senior Secured Redeemable Notes due 2005 (the "Notes") in July 1998, Epic Resorts, LLC and certain of its subsidiaries were merged into limited liability companies. Mr. Flatley simultaneously contributed his membership interests in certain of those subsidiaries to the Company. In connection with the issuance of the Notes, the Company acquired four new resorts (Desert Paradise Resort, Scottsdale Links Resort, Palm Springs Marquis Villas and Island Links Resort) and purchased the limited partnership interests in Daytona Beach Regency, Ltd. not owned by Mr. Flatley.

EPIC'S VACATION OWNERSHIP BUSINESS

         The Company is a nationwide developer and marketer of vacation ownership resorts located in major tourist destinations. Vacation points typically entitle the buyer to a fully furnished vacation residence in any one of the Company's resorts based on the number of points purchased in Epic Vacation Club, a nonprofit corporation operated by the Company (the "Club"). The Club holds units of each of the Company's resorts which are transferred into the Club by each of the Company's operating subsidiaries. The Company converted its operations to this vacation club system in January 1999. Prior to this time, a customer would purchase a one-week interest at one particular resort, and would receive a deed evidencing their purchase. The Company now sells points ("Vacation Points") in the Club, which entitle the purchaser to reserve units at any of the Company's resorts and in increments as short as one day. A customer now has access to all of the Company's resorts, as well as over 1,700 other resorts worldwide through the Company's participation in vacation ownership interest exchange networks. The vacation club system offers the Company's customers greater flexibility in their vacation planning, a wider variety of vacation options, and easier access to the Company's network of resorts.

         The Company's six resorts are located in Las Vegas, Nevada; Scottsdale, Arizona; Palm Springs, California; Daytona Beach, Florida; Lake Havasu City, Arizona; and Hilton Head, South Carolina.

         The Company marketed and sold its deeded vacation ownership interests and markets and sells its Vacation points ("Vacation Ownership Interest") through both on-site and off-site sales centers. In addition, the Company generates income through the rental of available suites at its resorts. The Company sells Vacation Ownership Interests to purchasers for leisure purposes and not for investment purposes.

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

         OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Torrence, California; Schaumburg, Illinios, Minnetonka, Minnesota and in Philadelphia, Pennsylvania. The Company plans to open its fifth center in Detroit, Michigan in the second quarter of 2001 and plans to add its sixth and seventh centers by the end of 2001. The Company currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         The Company currently has no operations or sales outside the United States. 100% of the Company's revenues were generated from domestic sales of Vacation Ownership Interests and resort operations during each of the fiscal years ended December 31, 1998, 1999 and 2000. All of the Company's long-lived assets are currently located in the United States. However, in the future, the Company may expand its operations to include the acquisition or development of resorts outside the United States. See Note J to the Notes to Consolidated Financial Statements included herein for additional segment and geographical information regarding the Company.

CUSTOMER FINANCING

         Approximately 90% of the Company's customers finance their purchase of Vacation Points with the Company. These customers are required to make a down payment of at least 10% of the Vacation Points sales price. The balance is typically financed for a period of seven to ten years at a fixed interest rate.

         As of December 31, 2000, the Company had a vacation ownership receivables portfolio totaling approximately $17.4 million in principal amount, with a weighted average contractual yield of approximately 14.9%, 14.2%, and 15.5% for the years ended December 31, 2000, 1999 and 1998, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of receivables.

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

                                                                                 1998            1999           2000
                                                                                 ----            ----           ----
                                                                              YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                              DECEMBER 31     DECEMBER 31    DECEMBER 31
                                                                              -----------     -----------    -----------
Notes receivable, gross, secured by Vacation Ownership Interests...........   $12,762,000    $13,502,000    $17,403,000

Allowance for loan losses..................................................      (991,000)    (1,628,000)    (2,128,000)
                                                                              -----------    -----------    -----------

Notes receivable, net......................................................   $11,771,000    $11,874,000    $15,275,000

Charge-offs................................................................   $   875,000    $ 1,455,000    $ 3,181,000

LOAN UNDERWRITING

         Consistent with industry practice, Vacation Ownership Interest financing is not subject to extensive loan underwriting criteria. While the Company requires a minimum downpayment of 10% of the purchase price, the Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is two percent greater than the otherwise prevailing rate.

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

SALES OF RECEIVABLES

         In September 1998, the Company entered into a $75 million vacation ownership loan participation facility with a financial institution, which was extended in 2000 to $90 million. Under this facility, the Company sells its Vacation Ownership Interest Receivables to a limited purpose, bankruptcy remote subsidiary of the Company, which are then pledged to the financial institution as security for the funding used by the subsidiary to acquire the receivables. This facility provides the Company with non-recourse interim funding for Vacation Ownership Interests receivable pending their permanent funding through receivables securitization transactions.

         The Company expects to be able to fund a significant portion of its future development from funds provided by receivables facilities.

         In December 1999, the Company and Epic Funding completed a sale of $95 million of receivables to Epic Receivables 1999, a wholly owned qualifying special purpose entity for the purpose of Epic Receivables entering into a $95 million securitization. The closing was used to pay down the receivables facility. Refer to Note C of the notes to the consolidated financial statements for additional disclosure.

         The Company is currently negotiating a new $75.0 million timeshare receivables facility. There can be no assurances that the Company's negotiations will result in the Company obtaining such a facility on acceptable terms, if at all.

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

RECEIVABLES SERVICING

         Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company outsources the servicing of its receivables to a third party vendor and the Company performs collection services through its own personnel.

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

         All of the company's resorts are affiliated with Interval International ("II"), one of the leading worldwide vacation ownership exchange companies. Participation in II entitles owners to exchange their annual Vacation Ownership Interests for occupancy at over 1,700 II resorts worldwide. All six Epic Resort locations have received Five-Star designations from II, the highest designation under II's rating system. II awards this designation to less than 10% of its 1,500 member resorts.

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

EMPLOYEES

         As of December 31, 2000, the Company employed approximately 1,900 full time employees. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are good.

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

         The Company also leases four off-site sales centers located in Philadelphia, Pennsylvania, Torrence, California, Schaumberg, Illinois, and Minnetonka, Minnesota.

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

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company. The selected consolidated financial data as of and for the five years ended December 31, 2000 have been derived from audited financial statements. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein.


                                                                    1996       1997        1998        1999       2000
                                                                    ----       ----        ----        ----       ----
                                                                             AS OF THE YEAR ENDED DECEMBER 31
                                                                             --------------------------------
                                                                 (dollars in thousands, except average sales price data)
INCOME STATEMENT DATA:
Revenues:
Sales of vacation ownership interests...........................    $10,584    $29,967      $36,344     $84,163     $120,011
Resort operations...............................................      6,074      6,652        7,772      19,080       17,132
Gains on sales of receivables and other financing income........          -          -       10,232      10,431       25,899
Interest income and other.......................................      1,208      3,672        5,926       3,792        2,916
                                                                 ------------------------------------------------------------
Total revenues..................................................     17,866     40,291       60,274     117,466      165,958
Cost of sales vacation ownership interests......................      3,544      7,337        8,075      15,727       20,015
Resort operations expense.......................................      4,806      4,599        7,067      23,681       23,370
Selling and marketing expenses..................................      4,307     11,574       15,146      38,565       58,348
General and administrative expenses.............................      2,014      3,188        6,591      15,670       27,933
Depreciation....................................................        799        772          652       1,130        1,797
Provision for losses............................................        492      1,391        1,116       2,092        3,681
Financing and closing costs.....................................        323        868        1,055         852        1,807
Interest expense................................................      2,143      3,748       12,107      19,037       19,141
                                                                 ------------------------------------------------------------
Income (loss) before minority interest and extraordinary item...       (562)     6,814        8,465         712        9,866
Minority interest...............................................       (473)     1,676        1,190           -            -
                                                                 ------------------------------------------------------------
Income (loss) before extraordinary item.........................        (89)     5,138        7,275         712        9,866
Extraordinary loss on settlement of debt........................         -           -       (5,364)          -            -
                                                                 ------------------------------------------------------------
Net income (loss)...............................................       $(89)    $5,138       $1,911        $712       $9,866
                                                                 ============================================================

OTHER DATA AND CREDIT STATISTICS:
Number of resorts at period end.................................          2          2            6           6            6
BALANCE SHEET DATA:
Mortgage Notes and Mortgages receivable, net....................    $20,996    $37,148      $11,771      11,874       15,275
Inventory, net..................................................     12,741      7,963       73,042      65,804       53,269
Total assets....................................................     43,034     56,288      146,773     148,169      171,743
Senior secured notes payable....................................          -          -      127,432     127,825      128,219
Notes payable...................................................     34,009     42,891          621         351       10,046
Warrants........................................................          -          -        2,757       2,757        2,757
Member's equity.................................................      8,163     10,578       11,986      12,418       22,004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following represents a discussion of Epic Resorts, LLC. The information presents all of the operations of the Company's resorts as of their respective dates of acquisition, including:


RESORT PROPERTY                                                                             DATE ACQUIRED
---------------                                                                             -------------
London Bridge Resort...................................................................          1986
Daytona Beach Regency..................................................................       1996/1998*
Scottsdale Links Resort................................................................     June 30, 1998
Desert Paradise Resort.................................................................     June 30, 1998
Palm Springs Marquis Villas............................................................     June 30, 1998
Island Links Resort....................................................................      July 8, 1998

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

         EPIC Vacation Club is a not-for-profit corporation and operates primarily to collect the assessments from its members and remit to the developer of the property, the Association's pro-rate share of direct and allocated expenditures including real estate taxes, property insurance, grounds maintenance, utility costs and housekeeping services. Typically, the Association reimburses the developer or property manager for the Association's pro-rata share of such expenditures.

RESULTS OF OPERATIONS

         The following analysis summarizes the significant changes in the results of operations and financial condition of the Company and should be read in conjunction with the Company's consolidated financial statements and related notes.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

REVENUES. For the year ended December 31, 2000, the Company recognized total revenues of $166.0million compared to $117.5 million for the year ended December 31, 1999, an increase of $48.5 million, or 41.3%. This increase was primarily the result of a $15.5 million increase in gains recognized in 2000 from the sales of notes and mortgages receivable, a $35.8 million increase in sales of Vacation Points to $120.0 million during 2000 from $84.2 million during 1999, an increase of 42.5%, a decrease of $2.0 million from resort operations due to less rentalable rooms at the resorts and a $.9 million decrease in other income.

         Sales of Vacation Ownership Interests increased primarily as a result of increased sales growth at the resorts on-site locations in 2000 as well as the one additional sales center opened in 2000 and the result of a full year of sales at the Company's off-site sales centers opened in the fourth quarter of 1999.

         Resort operations revenue decreased 10.5%, to $17.1 million in 2000 from $19.1 million in 1999, primarily as a result of a decrease in availability of suites for rent in 2000 as the Company continues to convert suites at these resorts to Vacation Ownership Interests.

         Gains on sales of receivables and other financing income increased $15.5 million to $25.9 million in 2000 from $10.4 million in 1999. The primary result of this 149.0% increase is due to increased sales generating additional contracts to be sold to the receivables facility.

         Interest income decreased $0.2 million to $.9 million in 2000 from $1.1 million in 1999, a decrease of 18.2%, primarily as a result of the sale of receivables into our warehouse facility.

COST OF SALES. Cost of sales as a percentage of sales of Vacation Points decreased to 16.7% in 2000 from 18.7% in 1999, reflecting higher average selling prices for Vacation Points.

RESORT OPERATIONS EXPENSE. Resort operations expense decreased approximately $0.3 million to $23.4 million in 2000 from $23.7 million in 1999. As a percentage of resort operations revenue, resort operations expense increased to 136.8% in 2000 from 124.1% in 1999 primarily as a result of increased operational expenses.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses (including commissions) as a percentage of sales of Vacation Ownership Interests increased to 48.6% in 2000 from 45.8% in 1999. The primary reason for the increase in Marketing and Selling expenses is attributed to the Company's continuing expansion. New sales sites in Minnetonka, Minnesota and Atlanta, Georgia required start-up funds as well as the Company's development of telemarketing rooms which will continue to service the Company's growth.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 77.7 % to $27.9 million in 2000 from $15.7 million in 1999 reflecting the Company's growth and the newly opened sales centers in 2000. As a percentage of total revenues, general and administrative expenses increased to 16.8 % in 2000 from 13.4% in 1999, which was attributable to the increased staffing and start-up costs incurred prior to the commencement of sales operations. As part of the Company's growth plan, the Company increased general and administrative expenses at its headquarters by $1.1 million to have in place the infrastructure required to support the increased growth in sales. The Company continues to evaluate its administrative support and expects to continue to increase its investment in resources to support its anticipated growth.

INTEREST EXPENSE. Interest expense increased to $19.1 million in 2000 from $19.0 million in 1999, an increase of $0.1 million, which reflects the increased indebtedness from the Note Payable.

PROVISION FOR LOAN LOSSES. Provision for loan losses as a percentage of sales of Vacation Ownership Interest increased to 3.1% in 2000 from 2.5% in 1999. This increase was attributable to the Company's continuing review of its Receivables Portfolio and its consistent policy in adjusting for allowances.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

REVENUES. For the year ended December 31, 1999, the Company recognized total revenues of $117.5 million compared to $60.3 million for the year ended December 31, 1998, an increase of $57.2 million, or 94.9%. This increase was primarily the result of $1.6 million of gains recognized in 1999 from the sales of notes and mortgages receivable and other financing income and a $47.9 million increase in sales of Vacation Points and Ownership Interests to $84.2 million during 1999 from $36.3 million during 1998, an increase of 132.0% and increased revenues of $19.0 million from resort operations.

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

         Gains on sales of receivables and other financing income increased 2% to $10.4 million in 1999 as compared to $10.2 million in 1998. This increase can be attributed to additional sales into Epic's Receivables Facility as discussed in Note C to the Company's consolidated financial statements.

         Interest income decreased $4.4 million to $1.1 million in 1999 from $5.5 million in 1998. The decrease of 80.0%, is attributed primarily to the sale of receivables to the receivables facility reducing the portfolio of loans held on the companies books.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 137.9% to $15.7 million in 1999 from $6.6 million in 1998 reflecting the Company's continued growth. As a percentage of total revenues, general and administrative expenses increased to 13.4% in 1999 from 10.9% in 1998 which was attributable to the increased staffing incurred at each of the start-up locations in 1999. As part of the Company's growth plan, the Company increased general and administrative expenses at its headquarters by $1.0 million to have in place the infrastructure required to support the Company's business plan to continue to add offsite sales centers and new resorts. The Company continues to evaluate its administrative support and expects to continue to increase its investment in resources to support its anticipated growth.

INTEREST EXPENSE. Interest expense increased to $19.0 million in 1999 from $12.1 million in 1998, an increase of $6.9 million, which reflects a full year of debt service relating to the Notes issued in July 1998.

PROVISION FOR LOAN LOSSES. Provision for loan losses as a percentage of sales of Vacation Points and Ownership Interests decreased to 2.5% in 1999 from 3.0% in 1998.

CHANGES IN FINANCIAL CONDITION

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         Cash and cash equivalents increased by $15.8 million for the year ended December 31, 1998 and decreased $1.6 million and $13.7 million for the years ended December 31, 2000 and 1999 respectively.

         Net cash used in operating activities was $74.0 million, $ 47.6 million and $74.2 million in 2000, 1999 and 1998 respectively. The change in net cash used in operating activities from 1999 to 2000 is primarily attributed to the increased issuance of notes receivable to finance Vacation Points Purchases offset by the reduction of completed inventory as sales increased as well as the increase in net income from operations. The change in net cash used in operating activities from 1998 to 1999 is primarily attributable to the sale of notes receivable and the offset of completed inventory.

         Net cash used in investing activities was $33.3 million, $19.1 million and $17.8 million in 2000, 1999 and 1998 respectively. The increase from 1998 to 1999 is primarily attributable to the purchase of equipment at each of the resorts, the tenant improvements incurred to open new sales offices and sales of notes and mortgages receivable to the receivable facility. The increase from 1999 to 2000 is primarily attributable to the sale of notes to the receivables Facility.

         Net cash provided by financing activities was $105.6 million, $53.0 million and $107.9 million in 2000, 1999 and 1998 respectively. The net increase in cash provided by financing activities from 1999 to 2000 and from 1998 to 1999 is primarily attributable to the increased sales of notes receivable. In 2000, the Company generated $97.4 million from sales of receivables; an increase of $37.5 million from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generates cash from operations through the sale and financing of Vacation Points, resort operations, transient rental of resort accommodations and management fees. With respect to the sale of Vacation Points, the Company generates cash from operations, from customer downpayments and the sale of notes receivable through the warehouse facility in amounts typically equal to 88% of the related customer notes and mortgages receivable. The Company generates additional cash flow from its Vacation Interests receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of the Receivables Facility upon completion of securitizations of such receivables.

         The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Points. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold Vacation Points, customer notes and mortgages receivable and other assets.

         In September 1998, the Company entered into a non-recourse $75 million vacation ownership loan participation facility with a financial institution (the "Receivables Facility"). In 2000, this facility was extended to $90 million. Under this facility, the Company sells its Vacation Points receivables to a limited purpose, bankruptcy remote subsidiary of the Company, which are then pledged to the financial institution as security for the funding used by the subsidiary to acquire the receivables. The Receivables Facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. Borrowings under the Receivables Facility bear interest at one month LIBOR plus 1.50%, reset daily. The Receivables Facility provides the Company with non-recourse interim funding for the Vacation Points and Ownership Interests receivables pending their permanent funding through receivables securitization transactions. The Company expects to be able to fund a significant portion of its future development from funds provided by the Receivables Facility.

         The Company is in the process of negotiating with a financial institution a new non-recourse $75 million vacation ownership loan participation facility. Under this facility, the Company would sell its vacation points receivables to a limited purpose, bankruptcy remote subsidiary of the Company, which would then be pledged to the financial institution as security for the funding used by the subsidiary to acquire the receivables. Management believes the advance rates and interest rate would be comparable to the current receivable facility.

          The Company is required to make offers to the noteholders to purchase up to $65.0 million of the Notes between June 15, 2000 and June 15, 2002. In that regard The Company is in the process of formulating a plan to address this mandatory offer.

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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125. The new Statement revises some of the standards for accounting for collateral and securitizations and other transfers of financial assets. It is based on the financial components approach used in SFAS No. 125 and carries over most of that Statement's accounting provision without change. SFAS No. 140 also requires expanded disclosures about securitiized and pledged financial assets. The accounting provisions of SFAS No. 140 apply to transfers of financial assets occurring after March 31, 2000 and the expanded disclosure requirements are effective for fiscal year's ending after December 15, 2000. The Company does not believe the effect of adopting SFAS No. 140 will have any material effect on its consolidated financial position or results of operation.

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

         The Company is required to make offers to the noteholders to purchase up to $65 million of the notes between June 15, 2000 and June 15, 2002. In that regard, the Company is in the process of formulating a plan to address this mandatory offer.

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

         The Company sold $113.3 million and $68.1 million of its fixed rate vacation ownership receivables during 2000 and 1999 respectively. The investment in residual interests that is recognized by the Company is based upon a floating interest rate as well as other factors including, but not limited to the coupon rate, remaining contractual life of the receivables sold and assumptions made by the Company regarding discount rates. At December 31, 2000 and 1999, the Company assumed discount rates of 12.5% and 11.5% respectively. The Company believes its assumptions are appropriate however the fair market value of the residual interests would be impacted by a hypothetical change in interest rates of 1% by $2.6 million in 2000 and $2.1 million in 1999. The Company recalculates the fair value of the investment in residual interests quarterly and adjusts the investment accordingly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENTS AND REPORT OF
                      INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                 EPIC RESORTS, LLC

                           DECEMBER 31, 2000 AND 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Member
Epic Resorts, LLC

         We have audited the accompanying consolidated balance sheets of Epic Resorts, LLC (a Delaware limited liability company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in member's equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epic Resorts, LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 26, 2001

                                 C O N T E N T S

                                                                                       PAGE
                                                                                       ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                       3

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                                     5

         CONSOLIDATED STATEMENTS OF INCOME                                               6

         CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY                           7

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                           8

         NOTES TO FINANCIAL STATEMENTS                                                   9

                                              Epic Resorts, LLC

                                         CONSOLIDATED BALANCE SHEETS

                                      December 31, 2000, 1999 and 1998


     ASSETS                                                                                   2000                  1999
                                                                                          ------------          ------------
CASH AND CASH EQUIVALENTS                                                                 $    738,000          $  2,359,000

CASH IN ESCROW                                                                              12,415,000            12,004,000

INVESTMENT IN RESIDUAL INTERESTS                                                            58,417,000            29,465,000

NOTES AND MORTGAGES RECEIVABLE, net of allowance of $2,128,000
  and $1,628,000 as of December 31, 2000 and 1999, respectively                             15,275,000            11,874,000

INVENTORY                                                                                   53,269,000            65,804,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,163,000
  and $5,422,000 as of December 31, 2000 and 1999, respectively                             18,181,000            15,665,000

DEFERRED FINANCING COSTS, net of accumulated amortization of
  $3,598,000 and $2,374,000 as of December 31, 2000 and 1999, respectively                   5,593,000             6,339,000

OTHER ASSETS                                                                                 7,855,000             4,659,000
                                                                                          ------------          ------------

     Total assets                                                                         $171,743,000          $148,169,000
                                                                                          ============          ============
     LIABILITIES AND MEMBER'S EQUITY

ACCOUNTS PAYABLE                                                                          $  5,108,000          $  2,794,000

ACCRUED EXPENSES                                                                             2,660,000               987,000

ACCRUED INTEREST PAYABLE                                                                       736,000               736,000

ADVANCE DEPOSITS                                                                                39,000                43,000

DEFERRED REVENUE                                                                               174,000               258,000

NOTES PAYABLE                                                                               10,046,000               351,000

SENIOR SECURED NOTES PAYABLE                                                               128,219,000           127,825,000
                                                                                          ------------          ------------

     Total liabilities                                                                     146,982,000           132,994,000

WARRANTS                                                                                     2,757,000             2,757,000

MEMBER'S EQUITY                                                                             22,004,000            12,418,000
                                                                                          ------------          ------------

     Total liabilities and member's equity                                                $171,743,000          $148,169,000
                                                                                          ============          ============

The accompanying notes are an integral part of these statements.

                                                  Epic Resorts, LLC

                                          CONSOLIDATED STATEMENTS OF INCOME

                                    Year ended December 31, 2000, 1999 and 1998


                                                                            2000                   1999                 1998
                                                                        ------------            -----------         ------------
REVENUE
  Sales of vacation points and ownership interests                        $120,011,000           $ 84,163,000         $ 36,344,000
  Resort operations                                                         17,132,000             19,080,000            7,772,000
  Gains on sales of receivables and other financing income                  25,899,000             10,431,000           10,232,000
  Interest income                                                              910,000              1,055,000            5,499,000
  Other income                                                               2,006,000              2,737,000              427,000
                                                                          ------------           ------------         ------------
                                                                           165,958,000            117,466,000           60,274,000

COSTS AND EXPENSES
  Cost of sales of vacation points and ownership interests                  20,015,000             15,727,000            8,075,000
  Resort operations                                                         23,370,000             23,681,000            7,067,000
  Selling and marketing costs                                               58,348,000             38,565,000           15,146,000
  General and administrative expenses                                       27,933,000             15,670,000            6,591,000
  Provision for doubtful accounts, net of recoveries                         3,681,000              2,092,000            1,116,000
  Depreciation                                                               1,797,000              1,130,000              652,000
  Financing and closing costs                                                1,807,000                852,000            1,055,000
  Interest expense                                                          19,141,000             19,037,000           12,107,000
                                                                          ------------           ------------         ------------
                                                                           156,092,000            116,754,000           51,809,000

Income before minority interest and extraordinary item                       9,866,000                712,000            8,465,000
Minority interest                                                                    -                      -            1,190,000
                                                                          ------------           ------------         ------------

     Income before extraordinary item                                        9,866,000                712,000            7,275,000
Extraordinary loss on extinguishment of debt                                         -                      -            5,364,000
                                                                          ------------           ------------         ------------

     NET INCOME                                                           $  9,866,000           $    712,000         $  1,911,000
                                                                          ============           ============         ============

The accompanying notes are an integral part of these statements.

                                       Epic Resorts, LLC

                       CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

                          Years ended December 31, 2000, 1999 and 1998


BALANCE, JANUARY 1, 1998                                $ 10,578,000

  Contributions                                              263,000
  Distributions                                             (766,000)
  Net income                                               1,911,000
                                                        ------------
BALANCE, DECEMBER 31, 1998                                11,986,000

  Distributions                                             (280,000)
  Net income                                                 712,000
                                                        ------------
BALANCE, DECEMBER 31, 1999                                12,418,000

  Distributions                                             (280,000)
  Net income                                               9,866,000
                                                        ------------

BALANCE, DECEMBER 31, 2000                              $ 22,004,000
                                                        ============

The accompanying notes are an integral part of these statements.

                                          Epic Resorts, LLC

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31, 2,000, 1999 and 1998


                                                                     2000                  1999                 1998
                                                                  -----------          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $ 9,866,000          $   712,000           $ 1,911,000
  Adjustments to reconcile net income to net cash used in
      operating activities
    Depreciation                                                    1,797,000            1,130,000               652,000
    Amortization of financing costs                                 1,224,000            1,684,000             1,557,000
    Provision for doubtful accounts                                 3,681,000            2,092,000             1,116,000
    Accretion of senior secured notes payable                         394,000              393,000                     -
    Gains on sales of receivables and other financing income      (25,899,000)         (10,431,000)          (10,232,000)
    Minority interest                                                                            -             1,190,000
    Changes in assets and liabilities
      Notes and mortgages receivable                              (78,304,000)         (49,957,000)           (5,529,000)
      Inventory                                                    12,535,000            7,238,000           (64,174,000)
      Other assets                                                 (3,196,000)          (1,335,000)           (3,096,000)
      Accounts payable                                              2,314,000            1,640,000               170,000
      Accrued expenses                                              1,674,000             (757,000)            1,247,000
      Accrued interest payable                                              -                    -               655,000
      Deferred revenue                                                (84,000)             (10,000)              268,000
      Advance deposits                                                 (4,000)             (33,000)              23,000
                                                                  -----------          -----------           -----------

        Net cash used in operating activities                     (74,002,000)         (47,634,000)          (74,242,000)
                                                                  -----------          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (4,313,000)          (4,886,000)           (2,590,000)
  Investment in residual interest                                 (28,952,000)         (14,242,000)          (15,223,000)
                                                                  -----------          -----------           -----------

        Net cash used in investing activities                     (33,265,000)         (19,128,000)          (17,813,000)
                                                                  -----------          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable and bridge loan                          (305,000)            (270,000)         (109,600,000)
  Proceeds from sales of receivables                               97,389,000           59,894,000            40,022,000
  Cash escrows, net                                                  (411,000)          (3,736,000)           (8,533,000)
  Payment of  financing costs                                        (747,000)          (2,582,000)           (7,514,000)
  Proceeds from notes payable                                      10,000,000                    -            11,916,000
  Proceeds from bridge loan                                                 -                    -            55,414,000
  Proceeds from senior secured notes payable                                -                    -           130,000,000
  Purchase of minority interest                                             -                    -            (3,300,000)
  Contributions from sole member                                            -                    -               263,000
  Distributions to sole member                                       (280,000)            (280,000)             (766,000)
                                                                  -----------          -----------           -----------

        Net cash provided by financing activities                 105,646,000           53,026,000           107,902,000
                                                                  -----------          -----------           -----------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                     (1,621,000)         (13,736,000)           15,847,000

Cash and cash equivalents, beginning of period                      2,359,000           16,095,000               248,000
                                                                  -----------          -----------           -----------

Cash and cash equivalents, end of period                          $   738,000          $ 2,359,000           $16,095,000
                                                                  ===========          ===========           ===========

Supplemental disclosure of cash flow information
  Interest paid                                                   $17,918,000         $ 16,961,000           $ 9,894,000
                                                                  ===========          ===========           ===========

The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998



NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Epic Resorts, LLC (a sole-member Delaware Limited Liability Company) and its wholly-owned subsidiaries (the Company) generate revenue from the sale and financing of vacation points in its resorts. Customers acquire the right to use a fully furnished vacation residence, based upon the number of points purchased in Epic Vacation Club, in perpetuity (Vacation Points). The Company's principal operations consist of (i) acquiring, developing and operating vacation ownership resort locations, (ii) marketing and selling Vacation Points in its resorts, and (iii) providing customer financing to individual purchasers of Vacation Points at its resorts. The Company also generates income from the transient rental of resort accommodations.

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

The Company was formed in June 1998 to merge and succeed to the Predecessor business which had a sole stockholder who is the sole member of the Company. The Predecessor business was responsible for operating the wholly-owned resort at Lake Havasu City, Arizona known as London Bridge Resort, Inc.
(LBR), and a majority-owned resort at Daytona Beach, Florida known as Dayton Beach Regency, Ltd. (DBR).

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

                        December 31, 2000, 1999 and 1998



NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION - Continued

On July 8, 1998, the Company issued 130,000 Units, representing $130 million principal amount of 13% Senior Secured Redeemable Notes due 2005 (the Notes) and warrants to purchase membership interests or warrants to purchase common stock in a private placement offering (the Offering) pursuant to Rule 144A of the Securities Act of 1933. Proceeds of the Offering were used by the Company
(i) to repay the $55.4 million bridge loan described above; (ii) to repay $23.8 million of certain indebtedness of the Company; (iii) to fund an escrow of the first two interest payments under the Notes of $16.9 million; (iv) for working capital and general corporate purposes and (v) to pay fees and expenses related to the Offering and resort acquisitions. Proceeds of the Offering were also used by the Company to acquire the Planter's Quarters Resort on the island of Hilton Head in South Carolina on July 8, 1998 for cash purchase of $3.8 million. The resort was accounted for by the purchase method of accounting.

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

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides for estimated future losses related to uncollectible receivables currently included in its notes receivable portfolio and in connection with substitution of collateral provisions of sales of notes receivable. The provision is estimated based upon management's estimate of losses which may result because of cancellation of the related financing contract.


                                    (Continued)

                                Epic Resorts, LLC

                        December 31, 2000, 1999 and 1998



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives. Furniture, fixtures and equipment are depreciated over a period of 5 to 7 years. Buildings and improvements are depreciated over 40 years. Leasehold improvements are depreciated over the respective lease term. Financing costs associated with the securitization transactions (see Note C) are deducted from the gain on sale of notes and mortgages receivable.

5.  FINANCING COSTS

Financing and loan origination fees incurred in connection with obtaining certain acquisition and development funding have been capitalized and are being amortized over the term of the indebtedness. Financing costs associated with the securitization transaction (see note C) are deducted from the gain on sale of notes and mortgages receivable.

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

8.  COST OF SALES AND INVENTORY

Cost of sales is computed by allocating the total project acquisition and conversion costs associated with the total Vacation Ownership Points available for sale over the number of points available for sale, based upon fifty-one weeks of availability per individual unit. Inventory, including all development costs, contents and improvements are stated at cost, which is not greater than net realizable value. Points transferred back to the Company attributable to forfeiture, legal foreclosure, or reconveyance of a deed-in-lieu of legal foreclosure, are returned to inventory at the original amount expensed as the cost of sale. Marketing, advertising, commissions, and other selling costs are expensed as incurred.


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 2000, 1999 and 1998



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

9.  COMPREHENSIVE INCOME

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The standard established additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for each of the three years in the three year period ended December 31, 2000.

10.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Services of financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125. The new Statement revises some of the standards for accounting for collateral and securitizations and other transfers of financial assets. It is based on the financial components approach used in SFAS No. 125 and carries over most of that Statement's accounting provision without change. SFAS No. 140 also requires expanded disclosures about securitiized and pledged financial assets. The accounting provisions of SFAS No. 140 apply to transfers of financial assets occurring after March 31, 2000 and the expanded disclosure requirements are effective for fiscal year's ending after December 15, 2000. The Company does not believe the effect of adopting SFAS No. 140 will have any material effect on its consolidated financial position or results of operation.

NOTE C - NOTES AND MORTGAGES RECEIVABLE

The Company provides financing to its customers, which is collateralized by such purchasers' Vacation Points or Vacation Ownership Interests. The Company offers certain customers, who make deposits of 33%, one-year financing on an noninterest-bearing basis. The notes generally mature over terms which approximate 84 months, with fixed interest rates ranging from 14.9 percent to
17.9 percent, per annum. The notes may be prepaid at any time, without penalty. The weighted average rate of interest on outstanding notes receivable is 14.9%, 14.2% and 15.5% for the years ended December 31, 2000, 1999 and 1998, respectively.

                                Epic Resorts, LLC

                        December 31, 2000, 1999 and 1998



NOTE C - NOTES AND MORTGAGES RECEIVABLE - Continued

     The following schedule reflects the scheduled principal maturities of notes and mortgages receivable:


         2001                                                                           $ 1,205,000
         2002                                                                               308,000
         2003                                                                               148,000
         2004                                                                               129,000
         2005                                                                               393,000
         Thereafter                                                                       15,220,000
                                                                                        ------------
         Total principal maturities of notes and mortgages receivable                     17,403,000
         Less allowance for doubtful accounts                                             (2,128,000)
                                                                                        ------------
         Net principal maturities of notes and mortgages receivable                     $ 15,275,000
                                                                                        ============

     The activity in the notes and mortgages receivable allowance for doubtful accounts is as follow:

                                                                                        DECEMBER 31,
                                                                       -----------------------------------------------
                                                                           2000             1999              1998
                                                                       -----------      ------------      ------------
         Balance, beginning of period                                  $ 1,628,000      $    991,000      $    750,000
         Provision for doubtful accounts, net of recoveries              3,681,000         2,092,000         1,116,000
         Charge-offs                                                    (3,181,000)       (1,455,000)         (875,000)
                                                                       -----------      ------------       -----------

         Balance, end of period                                        $ 2,128,000      $  1,628,000       $   991,000
                                                                       ===========      ============       ===========

     During 2000 and 1999, the Company sold $113,367,000 and $68,061,000 of notes and mortgages receivable as part of its $90 million Vacation Ownership Loan Participation Facility (Receivables Facility). Under this Receivables Facility, the Company sells its Vacation Points Receivables on a non-recourse basis to Epic Master Funding Corporation (Epic Funding), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Receivables Facility provides for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivables Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.

     The Company accounts for the transfers of receivables to Epic Funding as sales in accordance with SFAS No. 125. Gains on the sale of a portion of notes receivable are based on the relative fair market value of the note receivable portions sold and retained. At December 31, 2000 and 1999, the retained interests were valued by the Company assuming discount rates of 12.50% and 11.50%, respectively, including estimated defaults and prepayments applied to the residual cash flows. The Company accounts for this investment as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments and Debt Securities". The Company records the initial changes in the fair value of the investment subsequent to sales as other financing income, which is a component of gains on sales oreceivables and other financing income in the consolidated statements of income

                                   (Continued)

                        December 31, 2000, 1999 and 1998
                                Epic Resorts, LLC

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE C - NOTES AND MORTGAGES RECEIVABLE - Continued

In December 1999, the Company and Epic Funding completed a sale of $78 million of receivables to EpicReceivables 1999, a wholly-owned qualifying special purpose entity, for the purpose of Epic Receivables 1999 entering into a $95 million securitization transaction. The closing resulted in net proceeds of approximately $87 million, of which $68 million was used to pay down the Receivables Facility. $16 million was recorded in a prefunding account to be drawn on as additional receivables became available through March 15, 2000, (which the Company drew down during the first quarter of 2000) and $3.1 million was placed into escrow as reserves for payments of principal and interest to the note holders in the securitization. The Company retains an interest in the excess cash flows of Epic Receivables 1999, which is recorded at fair value and is classified as a residual interest. The escrow reserves are reflected in cash in escrow and have been discounted to reflect their current fair market value.

INVESTMENT IN RESIDUAL INTERESTS

The Company's investment in residual interests, which are classified as a trading security consist of retained interests in notes and mortgages receivable sold to others through a special purpose entity and residual interests in the Interest Only Strips related to the notes receivable. The components as of December 31 are as follows:


                                                                                   2000             1999
                                                                                ----------        ---------
         Retained Interests                                                     18,093,000         9,078,000
         Carrying value of Interest Only Strips                                 40,324,000        20,387,000
                                                                               -----------       -----------

                                                                               $58,417,000       $29,465,000
                                                                               ===========       ===========

Gains on sales of receivables and other financing income consist of gains on sales of notes and mortgages receivables, the unrealized gains or losses on the change in fair value of the interest only strips as well as changes in the fair value of the investment in residual interests. In addition, other financing income includes interest income on the interest only strips and the initial increase in fair value on the investment in residual interests subsequent to the sale of notes and mortgage receivable. The components of gains on sales of receivable and other financing income for the years ended December 31 are as follows:


                                                                   2000                      1999                 1998
                                                               -----------                -----------         -----------
         Gains on sales of receivables                         $19,761,000               $ 8,082,000           7,297,000
         Unrealized loss on interest only strips                (2,139,000)                 (729,000)                  -
         Other financing income                                  8,277,000                 3,078,000           2,935,000
                                                               -----------               -----------         -----------

                                                               $25,899,000               $10,431,000         $10,232,000
                                                               -----------               -----------         -----------

                                Epic Resorts, LLC

                        December 31, 2000, 1999 and 1998


NOTE D - INVENTORY

Inventory and accumulated cost of sales consist of the following as of December 31:

                                                                      2000                   1999
                                                                 -------------            -------------
         Acquisition and development costs                       $ 113,725,000            $ 113,534,000
         Less accumulated costs of sales                            60,456,000               47,730,000
                                                                 --------------           -------------

                                                                 $  53,269,000            $  65,804,000
                                                                 =============            =============

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

                                                                       2000                      1999
                                                                 --------------           ---------------
         Land                                                    $   2,913,000            $    2,913,000
         Building and improvements                                  14,325,000                13,125,000
         Furniture, fixtures and equipment                           7,980,000                 5,049,000
         Construction in progress                                      126,000                         -
                                                                 -------------             -------------
                                                                    25,344,000                21,087,000
         Less accumulated depreciation                               7,163,000                 5,422,000
                                                                 -------------             -------------

                                                                 $  18,181,000            $   15,665,000
                                                                 =============            ==============

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

All of the Company's operating subsidiaries (the Subsidiary Guarantors) have fully and unconditionally guaranteed the Notes. Epic Resorts, LLC's activities are limited to owning and operating resort properties. In addition, their activities include the owning and collecting of the Company's investment in the residual interests. Accordingly, the combined financial information of the Subsidiary Guarantors is equivalent to the consolidated financial statements of the Company, except for the Company's investment in the residual interest of $58,417,000 and $ 29,465,000 at December 31, 2000 and 1999, respectively, as described in note C. The holders of the Notes would have a direct claim to the residual interest in the event of a default, as defined, under the Notes. The separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors.

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

                        December 31, 2000, 1999 and 1998

                                Epic Resorts, LLC

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - SENIOR SECURED NOTES AND NOTES PAYABLE (continued)

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

Notes payable at December 31, 2000 and 1999 consist of the following:

                                                                                           2000              1999
                                                                                        -----------       -----------
         Note payable with interest payable at a fixed rate of 15%, payable            $  9,873,000               -
           monthly interest only, collateralized by Palm Springs inventory, due July 2002.

         Equipment loans payable with interest payable at fixed rates of 12.75%
           to 13.05%, payable in 48 equal monthly installments of principal and interest, collateralized by furniture and equipment, due 2000
           to 2001.                                                                    $    173,000       $   351,000
                                                                                       ------------       -----------
                                                                                       $ 10,046,000       $   351,000
                                                                                       ============       ===========

The aggregate maturities of notes payable at December 31, 2000 are as follows:


         2001                                                                              123,000
         2002                                                                          $ 9,923,000
                                                                                       -----------
                                                                                       $10,046,000
                                                                                       ===========

NOTE G - RELATED PARTY TRANSACTIONS

As of December 31, 2000 and 1999, the Company has accrued $2,262,000 and $967,000 as receivables from various homeowners' associations at its resorts. The Company generally accrues receivables from homeowners' associations for management fees and certain other expenses paid on behalf of the homeowners' associations. The receivables are included in other assets in the accompanying consolidated balance sheets.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

1.  LEASES

The Company leases commercial real estate to various retail operators, for the operation of a shopping mall, under various lease agreements that expire through January 2009. Future minimum rental income expected to be recognized from noncancellable operating leases on a straight-line basis as of December 31, 2000, is as follows:

                                Epic Resorts, LLC

                        December 31, 2000, 1999 and 1998


NOTE H - COMMITMENTS AND CONTINGENCIES - Continued


YEAR ENDING DECEMBER 31,
         2001                                                                            $337,000
         2002                                                                             145,000
         2003                                                                              85,000
         2004                                                                              44,000
         2005                                                                              44,000
         Thereafter                                                                        40,000
                                                                                       ----------

     Total future minimum rentals                                                        $695,000
                                                                                       ==========

The Company has various operating lease agreements, primarily for its home office, sales offices and land at its Palm Springs, California resort. These obligations generally have remaining noncancellable terms of five years or less, except the land lease, which has a sixty-five year term. Future minimum lease payments are as follows for the years ending December 31:


         2001                                                                            $2,485,000
         2002                                                                             1,833,000
         2003                                                                             1,423,000
         2004                                                                               848,000
         2005                                                                               585,000
         Thereafter                                                                       8,177,000
                                                                                        -----------

                                                                                        $15,351,000
                                                                                        ===========

Rent expense amounted to $3,010,000, $1,087,000 and $298,000 for the three years ended December 31, 2000, 1999 and 1998, respectively.

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

                                Epic Resorts, LLC

                        December 31, 2000, 1999 and 1998


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

NOTE K - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:


                                                              FOR THE YEAR ENDED DECEMBER 31, 2000
                                       ------------------------------------------------------------------------------------
                                            1ST               2ND              3RD               4TH              TOTAL
                                       -------------    -------------     -------------    -------------     --------------
         Revenues                      $ 37,487,000     $ 42,050,000      $ 46,695,000     $ 39,726,000      $165,958,000
         Total expenses                  35,288,000       38,877,000        43,273,000       38,654,000       156,092,000
                                       -------------    -------------     -------------    -------------     --------------

         Net income                    $  2,199,000     $  3,173,000      $  3,422,000     $  1,072,000      $  9,866,000
                                       =============    =============     =============    =============     ==============
                                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                       ------------------------------------------------------------------------------------
                                            1ST               2ND              3RD               4TH              TOTAL
                                       -------------    -------------     -------------    -------------     --------------
         Revenues                      $  21,601,000    $  33,848,000     $  35,885,000    $  26,132,000     $  117,466,000
         Total expenses                   22,639,000       30,889,000        32,633,000       30,593,000        116,754,000
                                       -------------    -------------     -------------    -------------     --------------

         Net income (loss)             $  (1,038,000)   $   2,959,000     $   3,252,000    $  (4,461,000)    $      712,000
                                       =============    =============     =============    =============     ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants on accounting or financial disclosure matters in the year 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGING MEMBER

         The Company's Managing Member is Epic Membership Corp., a Delaware corporation. Pursuant to the Company's Operating Agreement, the Managing Member has the sole power to conduct, manage, control and make all decisions affecting the conduct of the business, assets and affairs of the Company. The Company also maintains a Board of Managers which acts in an advisory capacity to the Managing Member and performs such other functions as delegated to it by the Managing Member.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company. Officers hold office until their successors are elected and qualified.


NAME                                                             AGE                  POSITION
----                                                             ---                  --------
Thomas F. Flatley............................................    49    President and Chief Executive Officer
Scott J. Egelkamp............................................    42    Vice President and Chief Financial Officer

         Mr. Flatley has been the President, Chief Executive Officer and a Director of EPIC Resorts, LLC and its predecessors since 1986. During the period from 1983 to 1986, Mr. Flatley was involved with the development and management of several commercial real estate ventures. From 1974 to 1982, Mr. Flatley practiced as a Certified Public Accountant with Price Waterhouse, LLP.

         Scott J. Egelkamp has been Vice President and Chief Financial Officer of EPIC Resorts, LLC and its predecessors since 1986. Mr. Egelkamp has over 15 years of experience as a financial manager in the hospitality and real estate industries.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth, for the fiscal years 1998, 1999 and 2000, certain information about the compensation paid to the chief executive officer and the other executive officers of the Company.


NAME AND PRINCIPAL POSITION                                                   FISCAL      SALARY        BONUS         ALL OTHER
                                                                               YEAR       ------        -----        COMPENSATION
                                                                              -----                                  ------------
                                                                              ANNUAL COMPENSATION
                                                                              -------------------
Thomas F. Flatley........................................................         2000   $280,000
President and Chief Executive                                                     1999   $280,000            -            -
  Officer                                                                         1998   $280,000

Scott J. Egelkamp........................................................         2000   $125,000
Vice President and Chief Financial Officer                                        1999   $125,000            -            -
  Officer                                                                         1998   $125,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         99% of the 1,118,000 outstanding membership interests in the Company are held by Mr. Flatley, its President and Chief Executive Officer. The remaining 1% of outstanding membership interests are held by the Managing Member of the Company, Epic Membership Corp. In connection with the offering of the Notes, the Company issued warrants exercisable in the aggregate for approximately 14% of the total outstanding membership interests on a fully diluted basis after giving effect to the offering of the Notes.

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

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS

         (b) REPORTS. No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2000.

(c)      EXHIBITS


 EXHIBIT    DESCRIPTION OF DOCUMENT
 NUMBER     -----------------------
 -------
     3.1    Certificate of Formation of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-4, File No. 333-61433)
     3.2    Operating Agreement of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-4, File No. 333-61433)
     3.3    By-Laws of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-4, File No. 333-61433)
     3.4    Certificate of Incorporation of Epic Vacation Club.
     3.5    By-Laws of Epic Vacation Club (to be filed on a Current Report on Form 8-K)
     4.1    Indenture, dated July 8, 1998 between Epic Resorts, LLC, Epic Capital Corp., the Subsidiary Guarantors
            signatory thereto and United States Trust Company of New York, as Trustee relating to the 13% Senior Secured
            Redeemable Notes due 2005 (the form of which is included in such indenture). (incorporated by reference to
            Exhibit 4.1 to the Company's registration statement on Form S-4, File No. 333-61433)
     4.2    Form of Global Exchange Note (included in Exhibit 4.1). (incorporated by reference to Exhibit 4.2 to the
            Company's registration statement on Form S-4, File No. 333-61433)
     4.4    First Supplemental Indenture, dated January 7, 1999 between Epic Resorts, LLC, Epic Capital Corp., the Subsidiary
            Guarantors signatory thereto, Epic Marketing, LLC, Epic Resorts' Vacation Showplace LLC, Epic Resorts Management,
            LLC and United States Trust Company of New York as trustee.
     4.5    Second Supplemental Indenture, dated February 3, 1999 between Epic Resorts, LLC, Epic Capital Corp., the
            Subsidiary Guarantors signatory thereto and United States Trust Company of New York, as trustee.
   10.1*    Employment Agreement between Epic Resorts, Inc. and Thomas F. Flatley, dated May 20, 1998. (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.2*    Employment Agreement between Epic Resorts, Inc. and Scott J. Egelkamp, dated May 20, 1998. (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-4, File No. 333-61433)
    10.3    Escrow and Disbursement Agreement, dated July 8, 1998 between United States Trust Company of New York, as
            Trustee under the Indenture and as Escrow Agent, Epic Resorts, LLC and Epic Capital Corp. (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-4, File No. 333-61433)
    10.4    Security Agreement, dated July 8, 1998 made by the Grantors named therein in favor of United States Trust
            Company of New York, as trustee under the Indenture, Collateral Agent and Depository for the benefit of the
            Noteholders of the 13% Senior Secured Notes due 2005 issued by Epic Resorts, LLC and Epic Capital Corp.
            (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-4, File
            No. 333-61433)
    10.5    Registration Rights and Members' Agreement, dated July 8, 1998 between Epic Resorts, LLC, Epic Membership
            Corp., Members of Epic Resorts LLC, Epic Capital Corp., Epic Warrant Co. and NatWest Capital Markets
            Limited, as Initial Purchaser. (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-4, File No. 333-61433)
    10.6    Warrant Agreement, dated July 8, 1998 between Epic Warrant Co., as Issuer and United States Trust Company
            of New York, as Warrant Agent. (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-4, File No. 333-61433)
    10.7    Warrant Agreement, dated July 8, 1998 between Epic Resorts, LLC, as Issuer and United States


            Trust Company of New York, as Warrant Agent. (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-4, File No. 333-61433)
    10.8    Form of Epic Warrant Co. Warrant Certificate (included in and incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-4, File No. 333-61433)
    10.9    Form of Epic Resorts, LLC Warrant Certificate (included in and incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.10    Mortgage and Security Agreement, granted July 8, 1998 by Epic Resorts' Hilton Head, LLC, as mortgagor to United
            States Trust Company of New York, as trustee under the Indenture and mortgagee. (incorporated by reference to
            Exhibit 10.10 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.11    Deed of Trust, granted July 8, 1998 by Epic Resorts' Westpark Resort, LLC, as trustor to United Title of Nevada, as trustee for the benefit of United States Trust Company of New York, as trustee under the Indenture.
            (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.12    Form of Leasehold Deed of Trust, Assignment of Leases and Rents Security Agreement and Fixture Filing,
            granted July  , 1998 by Epic Resorts"Palm Springs Marquis Villas, LLC, as trustor to Barbara J. Goodman,
            Esq., as trustee for the benefit of United States Trust Company of New York, as trustee under the
            Indenture. (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-4,
            File No. 333-61433)
   10.13    Mortgage, granted July 8, 1998 by Daytona Beach Regency, Ltd., as mortgagor to United States Trust Company of New York, as trustee under the Indenture and mortgagee. (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.14    Deed of Trust, granted July 8, 1998 by Epic Resorts' Scottsdale Links Resort, LLC, as trustor to Jones Osborn, II,
            Esq., as trustee for the benefit of United States Trust Company of New York, as trustee under the Indenture.
            (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.15    Receivables Loan and Security Agreement, dated October 11, 1996 between London Bridge Resort, Inc. and
            Finova Capital Corporation. (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.16    Trust Indenture, dated September 28, 1998 between Epic Master Funding Corporation, Epic Resorts, LLC as
            administrator and Marine Midland Bank, as trustee. (incorporated by reference to Exhibit 10.16 to the
            Company's registration statement on Form S-4, File No. 333-61433)
   10.17    Credit Agreement, dated September 28, 1998 between Epic Master Funding Corporation, Epic Resorts, LLC and
            Prudential Securities Credit Corporation. (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form S-4, File No. 333-61433)
   10.18    Form of Security Agreement for vacation club property, between United States Trust Company of New York, as trustee under the Indenture and the resort subsidiary transferring vacation ownership units to Epic Vacation Club.
      21    Subsidiaries of Epic Resorts, LLC.


(d)      FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because they are not applicable or are not required or because the information is reported in the consolidated financial statements or notes thereto.

         Supplemental information to be furnished with reports filed pursuant to
Section 15 of the Act by Registrantstrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to seurity holders.

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

                   SIGNATURE                                              TITLE                                      DATE
                   ---------                                              -----                                      -----
               Thomas F. Flatley                President and Chief Executive Officer (Principal                April 14, 2000
                                                Executive Officer)

               Scott J. Egelkamp                Vice President and Chief Financial Officer                      April 14, 2000
                                                (Principal Financial and Accounting Officer)

             Epic Membership Corp.              Managing Member                                                 April 14, 2000
       By: Thomas F. Flatley, President