Form 10-Q/A
period 2000-03-31
EPIC RESORTS LLC
filed 2001-04-18
CIK 1068052

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


--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              ------      -----

         As of March 31, 2000, 1,118,000 membership interests of the registrant were outstanding.

--------------------------------------------------------------------------------

         The Form 10-Q for the quarterly period ended March 31, 2000 is being amended to properly reflect accounting for financing fees associated with a December 1999 securitization transaction and to reflect certain 4th quarter 2000 adjustments in the three month period ended March 31, 2000, as discussed in Note 5 to the consolidated financial statements.

                                EPIC RESORTS, LLC

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.      FINANCIAL INFORMATION

ITEM 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets - March 31, 2000 and
              December 31, 1999.......................................................................3

              Consolidated Statements of Operations - Three Months Ended
              March 31, 2000 and 1999.................................................................4

              Consolidated Statements of Cash Flows  - Three Months Ended
              March 31, 2000 and 1999.................................................................5

              Notes to Consolidated Financial Statements..............................................7

ITEM 2.       Management's Discussion and Analysis of Consolidated Financial Condition
              and Results of Operations...............................................................8

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.............................13


PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K.........................................................14


SIGNATURES.............................................................................................15


                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,      December 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                   (unaudited)
                                    ASSETS
Cash and cash equivalents                                                           $   3,522,000      $   2,359,000

Cash in escrow                                                                         13,378,000         12,004,000

Investment in residual interests                                                       35,627,000         29,465,000

Notes and mortgages receivable, net of allowance of $1,548,000 and  $1,628,000
as of March 31, 2000 and December 31, 1999 respectively                                12,997,000         11,874,000

Inventory                                                                              61,219,000         65,804,000

Property and equipment, net                                                            15,982,000         15,665,000

Deferred financing costs, net                                                           5,703,000          6,339,000

Other assets                                                                            5,844,000          4,659,000
                                                                                 ----------------- ------------------

             Total assets                                                            $154,272,000      $ 148,169,000
                                                                                 ================= ==================

                        LIABILITIES AND MEMBERS' EQUITY

Accounts payable                                                                      $ 3,095,000        $ 2,794,000

Accrued expenses                                                                          423,000            987,000

Accrued interest payable                                                                4,961,000            736,000

Advance deposits                                                                           43,000             43,000

Deferred revenue                                                                          213,000            258,000

Notes payable                                                                             308,000            351,000

Senior secured notes payable                                                          127,924,000        127,825,000
                                                                                 ----------------- ------------------

             Total liabilities                                                       $136,967,000        132,994,000
                                                                                 ----------------- ------------------

Commitments and contingencies                                                                   -                  -

Warrants                                                                                2,757,000          2,757,000

Members' equity                                                                        14,548,000         12,418,000
                                                                                 ----------------- ------------------

             Total liabilities and members' equity                                   $154,272,000       $148,169,000
                                                                                 ================= ==================

  The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                       For the Three Months
                                                                          ended March 31,
                                                                          ---------------
                                                                       2000             1999
                                                                       ----             ----
Revenue:
    Sales of vacation ownership interests                          $26,059,000      $15,651,000
    Resort operations                                                5,764,000        3,450,000
    Gains on sales of receivables and other
    financing income                                                 4,924,000        1,780,000
    Other income                                                       740,000          720,000
                                                              ----------------- ----------------

                                                                    37,487,000       21,601,000
                                                              ================= ================

Costs and expenses:
    Cost of sales of vacation ownership interests                    4.770,000        3,127,000
    Resort operations                                                6,549,000        3,680,000
    Selling and marketing costs                                     12,072,000        6,648,000
    General and administrative                                       6,052,000        3,298,000
    Provision for doubtful accounts                                    638,000          735,000
    Depreciation                                                       396,000          212,000
    Financing and closing costs                                        151,000          140,000
    Interest expense                                                 4,660,000        4,799,000
                                                              ----------------- ----------------
                                                                    35,288,000       22,639,000
                                                              ----------------- ----------------
Net income (loss)                                                  $ 2,199,000     $  (1,038,000)
                                                              ================= ================




 The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                      ---------------
                                                                                                  2000              1999
                                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $2,199,000       $ (1,038,000)
    Adjustments to reconcile net income to net cash used in operating activities-
          Depreciation                                                                               396,000            212,000
          Amortization of deferred financing costs                                                   267,000            573,000
          Provision for doubtful accounts                                                            638,000            735,000
          Gains on sales of receivables and other financing income                                (4,924,000)        (1,780,000)
          Accretion of Senior secured Sales Payable                                                   99,000                  -
          Changes in assets and liabilities--
              Notes and mortgages receivable                                                     (16,051,000)       (10,896,000)
              Inventory                                                                            4,585,000          1,459,000
              Other assets                                                                        (1,185,000)          (488,000)
              Accounts payable                                                                       301,000            396,000
              Accrued expenses                                                                      (563,000)        (1,090,000)
              Accrued interest payable                                                             4,225,000          4,225,000
              Advance deposits                                                                             -             18,000
              Deferred revenue                                                                       (45,000)           137,000
                                                                                            ----------------- ------------------
              Net cash used in operating activities                                              (10,058,000)        (7.537,000)
                                                                                            ================= ==================

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                             (712,000)        (1,288,000)
    Investment in residual interests Proceeds                                                    (6,162,000)        (2,133,000)
                                                                                            ----------------- ------------------
              Net cash used in investing activities                                              (6,874,000)        (3,421,000)
                                                                                            ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                                                        -
    Payments on notes payable                                                                       (43,000)            (1,000)
    Cash escrow, net                                                                             (1,667,000)                 -
    Proceeds from sales of receivables                                                           19,950,000           (193,000)
    Payment of financing costs                                                                      (75,000)        (7,121,000)
    Distributions to members                                                                        (70,000)           (70,000)
                                                                                            ---------------- ------------------
                Net cash provided by financing activities                                        18,095,000          6,857,000
                                                                                            ---------------- ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,163,000         (4,101,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    2,359,000         16,095,000
                                                                                           ----------------- ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $     3,522,000    $    11,994,000
                                                                                           ================= ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest                                                                      $        11,000    $         1,000
                                                                                            ================= =================

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

5.       RESTATEMENT

     The financial statements at and for the three months ended March 31, 2000 have been restated to reflect a correction in the manner in which $444,000 of financing fees associated with the December 1999 securitization transaction were originally recorded. The fees were previously capitalized and included in deferred financing costs on the March 31, 2000 consolidated balance sheet. It has been determined that those fees should have been reflected as a reduction of the gain on sales of receivables for the three months ended March 31, 2000. Deferred financing costs as originally reported have also been reduced by $1,382,000 to reflect the restatement of the December 31, 1999 consolidated financial statements with respect to fees associated with the securitization through December 31, 1999. These adjustments resulted in a $385,000 decrease to net income for the three months ended March 31, 2000, including the reversal of $59,000 of amortization expense.

     In addition, cash in escrow and net income have been reduced by $292,000 to reflect a 4th quarter 2000 adjustment to mark to market cash in escrow associated with the December 1999 securitization, which should have been recorded at March 31, 2000.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999.

REVENUES. For the three months ended March 31, 2000, the Company generated total revenues of $37.5 million compared to $21.6 million for the three months ended March 31, 1999, an increase of $15.9 million, or 73.6%. This increase can be attributed to a $10.4 million increase in sales of Vacation Ownership Points to $26.1 million in 2000 from $15.7 million in 1999, an increase of 66.2% sales of Vacation Ownership. Vacation Ownership point sales continue to grow as the sales locations mature.

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

Gains on sales of receivables increased to $4.9 million for the three months ended March 31, 2000 from $1.8 million for the comparable prior period. This increase is attributable to the higher volume of sales that have been sold to the receivables facility.

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

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased to $6.0 million for the three months ended March 31, 2000 from $3.3 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 16.1% for the three months ended March 31, 2000 from 15.3% for the comparable period in 1999 primarily as a result of increased staffing.

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

          (a) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EPIC RESORTS, LLC



Dated: April 18, 2001                By: /s/ Scott J. Egelkamp
                                     Scott J. Egelkamp
                                     Vice President and Chief Financial Officer
                                     Duly Authorized Principal Financial Officer