Form 10-K/A
period 1999-12-31
EPIC RESORTS LLC
filed 2001-04-19
CIK 1068052

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

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
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. Yes X No

         As of April 10, 2000, 1,118,000 Membership Interests of the Registrant were outstanding.

         The Form 10-K for the year ended December 31, 1999 is being amended to reflect the accounting for financing fees associated with a December 1999 securitization transaction, as discussed in Note L to the consolidated financial statements.

                    Documents incorporated by reference: NONE

===============================================================================

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

         OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Torrence, California; Schaumburg, Illinios and in Philadelphia, Pennsylvania. The Company also plans to add its fourth and fifth centers by the end of 2000. The Company currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

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

         As of December 31, 1999, the Company had a vacation ownership receivables portfolio totaling approximately $13.5 million in principal amount, with a weighted average contractual yield of approximately 14.2%,. 15.5%, and 14.9% for the years ended December 31, 1999, 1998 and 1997, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of receivables.

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

                                                                         1997             1998              1999
                                                                         ----             ----              ----
                                                                      YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                      DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                                      -----------      -----------       -----------
Notes receivable, gross, secured by Vacation Ownership Interests..    $37,898,000      $12,762,000       $13,502,000
Allowance for loan losses.........................................       (750,000)        (991,000)       (1,628,000)
                                                                      -----------      -----------       -----------
Notes receivable, net.............................................    $37,148,000      $11,771,000       $11,874,000

Charge-offs.......................................................     $1,378,000         $875,000        $1,455,000

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

                                                                    1995         1996           1997          1998           1999
                                                                    ----         ----           ----          ----           ----
                                                                               AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT AVERAGE SALES PRICE DATA)
INCOME STATEMENT DATA:
Revenues:
Sales of vacation ownership interests                           $   8,290      $  10,584      $  29,967     $  36,344      $  84,163
Resort operations                                                   5,029          6,074          6,652         7,772         19,080
Gains on sales of receivables and other financing income                -              -              -        10,232         10,431
Interest income and other                                             704          1,208          3,672         5,926          3,792
                                                                --------------------------------------------------------------------
Total revenues                                                     14,023         17,866         40,291        60,274        117,466
Cost of sales"vacation ownership interests                          3,154          3,544          7,337         8,075         15,727
Resort operations expense                                           4,103          4,806          4,599         7,067         23,681
Selling and marketing expenses                                      3,452          4,307         11,574        15,146         38,565
General and administrative expenses                                 1,322          2,014          3,188         6,591         15,670
Depreciation                                                          644            799            772           652          1,130
Provision for losses                                                  474            492          1,391         1,116          2,092
Financing and closing costs                                           460            323            868         1,055            852
Interest expense                                                      894          2,143          3,748        12,107         19,037
                                                                --------------------------------------------------------------------
Income (loss) before minority interest and extraordinary item        (480)          (562)         6,814         8,465            712
Minority interest                                                       -           (473)         1,676         1,190              v
                                                                --------------------------------------------------------------------
Income (loss) before extraordinary item                              (480)           (89)         5,138         7,275            712
Extraordinary gain (loss) on settlement of debt                     5,077              -              -        (5,364)             V
                                                                --------------------------------------------------------------------
Net income (loss)                                               $   4,597      $     (89)     $   5,138     $   1,911            712
                                                                ====================================================================
OTHER DATA AND CREDIT STATISTICS:
Number of resorts at period end                                         1              2              2             6              6
BALANCE SHEET DATA:
Mortgage Notes and Mortgages receivable, net                    $   7,641      $  20,996      $  37,148     $  11,771         11,874
Inventory, net                                                     12,032         12,741          7,963        73,042         65,804
Total assets                                                       28,269         43,034         56,288       146,773        148,169
Senior secured notes payable                                            -              -              -       127,432        127,825
Notes payable                                                      18,780         34,009         42,891           621            351
Warrants                                                                -              -              -         2,757          2,757
Member's equity                                                     8,763          8,163         10,578        11,986         12,418


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following represents a discussion of Epic Resorts, LLC, as successor to Epic Resorts, Inc. The information presents all of the operations of the Company's resorts as of their respective dates of acquisition, including:

RESORT PROPERTY                                                 DATE ACQUIRED
---------------                                                 -------------
London Bridge Resort.......................................          1989
Daytona Beach Regency......................................       1991/1998*
Scottsdale Links Resort....................................     June 30, 1998
Desert Paradise Resort.....................................     June 30, 1998
Palm Springs Marquis Villas................................     June 30, 1998
Island Links Resort........................................      July 8, 1998

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

         A Homeowners Association (each an "Association") has been established for EPIC Vacation Club. The Association is a not-for-profit corporation and operates primarily to collect the assessments from its members and remit to the developer of the property the Association's pro-rata share of direct and allocated expenditures including real estate taxes, property insurance, grounds maintenance, utility costs and housekeeping services. Typically, the Association reimburses the developer or property manager for the Association's pro-rata share of such expenditures.

RESULTS OF OPERATIONS

         The following analysis summarizes the significant changes in the results of operations and financial condition of the Company and should be read in conjunction with the Company's consolidated financial statements and related notes.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

 REVENUES. For the year ended December 31, 1999, the Company recognized total revenues of $117.5 million compared to $60.3 million for the year ended December 31, 1998, an increase of $57.2 million, or 94.9%. This increase was primarily the result of $.3 of gains recognized in 1999 from the sales of notes and mortgages receivable and other financing income and a $47.9 million increase in sales of Vacation Points and Ownership Interests to $84.2 million during 1999 from $36.3 million during 1998, an increase of 132.0% and increased revenues of $19.0 million from resort operations.

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

         Gains on sales of receivables and other financing income increased .02% to $10.4 million in 1999 as compared to $10.2 million in 1998. This increase can be attributed to additional sales into Epic's Receivables Facility as discussed in Note C to the Company's consolidated financial statements.

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

         Net cash used in investing activities was $19.1 million, $17.8 million, and $2.3 million in 1999, 1998, and 1997 respectively. The increase from 1998 to 1999 is primarily attributable to the purchase of equipment at each of the resorts the tenant improvements incurred to open our new sales offices and sales of notes and receivables to the receivable facility. The increase from 1997 to 1998 is primarily attributable to the $15.2 million investment in residual interests associated with the sales of receivables through the Receivables Facility.

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

         - THE COMPANY HAS SUBSTANTIAL LEVERAGE AND MAY NOT BE ABLE TO SERVICE ITS DEBT

         The Company has significant debt service obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations in the future. The Company's ability to pay cash dividends, to repay subordinated debt is also limited by certain restrictions.

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

                 DECEMBER 31, 1999 AND 1998

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

         As discussed in Note L to the financial statements, the 1999 financial statements have been restated to correct a previously reported overstatement of gains on sales of receivable and other financing income.

Philadelphia, Pennsylvania
April 3, 2000, except for Note L, as to
which the date is March 26, 2001


                                                     /s/ Grant Thorton

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epic Resorts, LLC as of December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ Arthur Andersen LLP



Philadelphia, Pennsylvania
March 25, 1999

                                 C O N T E N T S

                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          3


FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                      4

           CONSOLIDATED STATEMENTS OF INCOME                                5

           CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY            6

           CONSOLIDATED STATEMENTS OF CASH FLOWS                            7

           NOTES TO FINANCIAL STATEMENTS                                    8

                                Epic Resorts, LLC

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                  ASSETS                                                           1999             1998
                                                                               ------------     ------------
CASH AND CASH EQUIVALENTS                                                      $  2,359,000     $ 16,095,000
CASH IN ESCROW                                                                   12,004,000        8,586,000
INVESTMENT IN RESIDUAL INTERESTS                                                 29,465,000       15,223,000
NOTES AND MORTGAGES RECEIVABLE, net of allowance of $1,628,000
    and $991,000 as of December 31, 1999 and 1998, respectively                  11,874,000       11,771,000
INVENTORY                                                                        65,804,000       73,042,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,422,000
    and $4,303,000 as of December 31, 1999 and 1998, respectively                15,665,000       11,909,000
DEFERRED FINANCING COSTS, net of accumulated amortization of
    $2,374,000 and $692,000 as of December 31, 1999 and 1998, respectively        6,339,000        6,823,000
OTHER ASSETS                                                                      4,659,000        3,324,000
                                                                               ------------     ------------
                  Total assets                                                 $148,169,000     $146,773,000
                                                                               ============     ============
                  LIABILITIES AND MEMBER'S EQUITY
ACCOUNTS PAYABLE                                                               $  2,794,000     $  1,154,000
ACCRUED EXPENSES                                                                    987,000        1,743,000
ACCRUED INTEREST PAYABLE                                                            736,000          736,000
ADVANCE DEPOSITS                                                                     43,000           76,000
DEFERRED REVENUE                                                                    258,000          268,000
NOTES PAYABLE                                                                       351,000          621,000
SENIOR SECURED NOTES PAYABLE                                                    127,825,000      127,432,000
                                                                               ------------     ------------
                  Total liabilities                                             132,994,000      132,030,000
COMMITMENTS AND CONTINGENCIES                                                          --               --
WARRANTS                                                                          2,757,000        2,757,000
MEMBER'S EQUITY                                                                  12,418,000       11,986,000
                                                                               ------------     ------------
                  Total liabilities and member's equity                        $148,169,000     $146,773,000
                                                                               ============     ============

The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,

                                                                     1999             1998             1997
                                                                 ------------     ------------     ------------
REVENUE
    Sales of vacation points and ownership interests             $ 84,163,000     $ 36,344,000     $ 29,967,000
    Resort operations                                              19,080,000        7,772,000        6,652,000
    Gains on sales of receivables and other financing income       10,431,000       10,232,000             --
    Interest income                                                 1,055,000        5,499,000        3,535,000
    Other income                                                    2,737,000          427,000          137,000
                                                                 ------------     ------------     ------------
                                                                  117,466,000       60,274,000       40,291,000

COSTS AND EXPENSES
    Cost of sales of vacation points and ownership interests       15,727,000        8,075,000        7,337,000
    Resort operations                                              23,681,000        7,067,000        4,599,000
    Selling and marketing costs                                    38,565,000       15,146,000       11,574,000
    General and administrative expenses                            15,670,000        6,591,000        3,188,000
    Provision for doubtful accounts, net of recoveries              2,092,000        1,116,000        1,392,000
    Depreciation                                                    1,130,000          652,000          771,000
    Financing and closing costs                                       852,000        1,055,000          868,000
    Interest expense                                               19,037,000       12,107,000        3,748,000
                                                                 ------------     ------------     ------------
                                                                  116,754,000       51,809,000       33,477,000
                                                                 ------------     ------------     ------------

Income before minority interest and
       extraordinary item                                             712,000        8,465,000        6,814,000
Minority interest                                                        --          1,190,000        1,676,000
                                                                 ------------     ------------     ------------

                  Income before extraordinary item                    712,000        7,275,000        5,138,000

Extraordinary loss on extinguishment of debt                             --          5,364,000             --
                                                                 ------------     ------------     ------------

                  NET INCOME                                     $    712,000     $  1,911,000     $  5,138,000
                                                                 ============     ============     ============


The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

                  Years ended December 31, 1999, 1998 and 1997

BALANCE, JANUARY 1, 1997                                              $ 8,162,000

    Contributions                                                         603,000
    Distributions                                                      (3,325,000)
    Net income                                                          5,138,000
                                                                      -----------

BALANCE, DECEMBER 31, 1997                                             10,578,000

    Contributions                                                         263,000
    Distributions                                                        (766,000)
    Net income                                                          1,911,000
                                                                      -----------

BALANCE, DECEMBER 31, 1998                                             11,986,000

    Distributions                                                        (280,000)
    Net income                                                            712,000
                                                                      -----------

BALANCE, DECEMBER 31, 1999                                            $12,418,000
                                                                      ===========


The accompanying notes are an integral part of these statements.

                                Epic Resorts, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                       1999            1998             1997
                                                                  -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $     712,000    $   1,911,000    $   5,138,000
    Adjustments to reconcile net income to net cash used in
          operating activities
       Depreciation                                                   1,130,000          652,000          771,000
       Amortization of financing costs                                1,684,000        1,557,000          173,000
       Provision for doubtful accounts                                2,092,000        1,116,000        1,392,000
       Accretion of senior secured notes payable                        393,000             --               --
       Gains on sales of receivables and other financing income     (10,431,000)     (10,232,000)            --
       Minority interest                                                   --          1,190,000        1,676,000
       Changes in assets and liabilities
          Notes and mortgages receivable                            (49,957,000)      (5,529,000)     (17,543,000)
          Inventory                                                   7,238,000      (64,174,000)       4,779,000
          Other assets                                               (1,335,000)      (3,096,000)        (141,000)
          Accounts payable                                            1,640,000          170,000          264,000
          Accrued expenses                                             (757,000)       1,247,000           90,000
          Accrued interest payable                                         --            655,000           13,000
          Deferred revenue                                              (10,000)         268,000             --
          Advance deposits                                              (33,000)          23,000          (86,000)
                                                                  -------------    -------------    -------------

                  Net cash used in operating activities             (47,634,000)     (74,242,000)      (3,474,000)
                                                                  -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                               (4,886,000)      (2,590,000)      (2,314,000)
    Investment in residual interest                                 (14,242,000)     (15,223,000)            --
                                                                  -------------    -------------    -------------

                  Net cash used in investing activities             (19,128,000)     (17,813,000)      (2,314,000)
                                                                  -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable and bridge loan                          (270,000)    (109,600,000)     (15,965,000)
    Proceeds from sales of receivables                               59,894,000       40,022,000             --
    Cash escrows, net                                                (3,736,000)      (8,533,000)          86,000
    Payment of deferred financing costs                              (2,582,000)      (7,514,000)        (237,000)
    Proceeds from notes payable                                            --         11,916,000       24,847,000
    Proceeds from bridge loan                                              --         55,414,000             --
    Proceeds from senior secured notes payable                             --        130,000,000             --
    Purchase of minority interest                                          --         (3,300,000)            --
    Contributions from sole member                                         --            263,000          603,000
    Distributions to sole member                                       (280,000)        (766,000)      (3,325,000)
                                                                  -------------    -------------    -------------

                  Net cash provided by financing activities          53,026,000      107,902,000        6,009,000
                                                                  -------------    -------------    -------------

                  NET INCREASE (DECREASE) IN CASH
                       AND CASH EQUIVALENTS                         (13,736,000)      15,847,000          221,000

Cash and cash equivalents, beginning of period                       16,095,000          248,000           27,000
                                                                  -------------    -------------    -------------

Cash and cash equivalents, end of period                          $   2,359,000    $  16,095,000    $     248,000
                                                                  =============    =============    =============

Supplemental disclosure of cash flow information
    Interest paid                                                 $  16,961,000    $   9,894,000    $   3,836,000
                                                                  =============    =============    =============

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

                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997




NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION - Continued

On July 8, 1998, the Company issued 130,000 Units, representing $130 million principal amount of 13% Senior Secured Redeemable Notes due 2005 (the Notes) and warrants to purchase membership interests or warrants to purchase common stock in a private placement offering (the Offering) pursuant to Rule 144A of the Securities Act of 1933. Proceeds of the Offering were used by the Company (i) to repay the $55.4 million bridge load described above; (ii) to repay $23.8 million of certain indebtedness of the Company; (iii) to fund an escrow of the first two interest payments under the Notes of $16.9 million; (iv) for working capital and general corporate purposes and (v) to pay fees and expenses related to the Offering and resort acquisitions. Proceeds of the Offering were also used by the Company to acquire the Planter's Quarters Resort on the island of Hilton Head in South Carolina on July 8, 1998 for cash purchase of $3.8 million. The resort contains 36 two and three bedroom suites and was accounted for by the purchase method of accounting.

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

    5.  FINANCING COSTS

    Financing and loan origination fees incurred in connection with obtaining certain acquisition and development funding have been capitalized and are being amortized over the term of the indebtedness. Financing costs associated with securitization transaction (see Note C) are deducted from the gain on sales of notes and mortgages receivable.

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


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE C - NOTES AND MORTGAGES RECEIVABLE - Continued

    The following schedule reflects the schedule principal maturities of notes and mortgages receivable:

      2000                                                          $ 3,745,000
      2001                                                              908,000
      2002                                                              995,000
      2003                                                            1,139,000
      2004                                                            1,305,000
      Thereafter                                                      5,410,000
                                                                    -----------
      Total principal maturities of notes and mortgages receivable   13,502,000
      Less allowance for doubtful accounts                            1,628,000
                                                                    -----------

      Net principal maturities of notes and  mortgages receivable   $11,874,000
                                                                    ===========

    The activity in the notes and mortgages receivable allowance for doubtful accounts is as follow:

                                                                           DECEMBER 31,
                                                            -----------------------------------------
                                                               1999            1998          1997
                                                            -----------    -----------    -----------
       Balance, beginning of period                         $   991,000    $   750,000    $   736,000
       Provision for doubtful accounts, net of recoveries     2,092,000      1,116,000      1,392,000
       Charge-offs                                           (1,455,000)      (875,000)    (1,378,000)
                                                            -----------    -----------    -----------

       Balance, end of period                               $ 1,628,000    $   991,000    $   750,000
                                                            ===========    ===========    ===========

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

    Gains on sales of receivables and other financing income consists of the following for the years ended December 31:

                                           1999          1998           1997
                                       -----------   -----------   --------------
       Gains on sales of receivables   $ 8,082,000   $ 7,297,000   $           --
       Other financing income            2,349,000     2,935,000               --
                                       -----------   -----------   --------------
                                       $10,431,000   $10,232,000   $           --
                                       ===========   ===========   ==============

NOTE D - INVENTORY

    Inventory and accumulated cost of sales consist of the following as of December 31:

                                                        1999             1998
                                                    -------------    -------------
       Acquisition and development costs            $113,534,000     $105,964,000
       Less accumulated costs of sales               (47,730,000)     (32,922,000)
                                                    -------------    -------------
                                                    $  65,804,000    $  73,042,000
                                                    =============    =============

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997

NOTE E - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following as of December 31:

                                                   1999              1998
                                                -----------      -----------
       Land                                     $ 2,913,000      $ 2,913,000
       Building and improvements                 13,125,000       11,177,000
       Furniture, fixtures and equipment          5,049,000        2,122,000
                                                -----------      -----------
                                                 21,087,000       16,212,000
       Less accumulated depreciation              5,422,000        4,303,000
                                                -----------      -----------
                                                $15,665,000      $11,909,000
                                                ===========      ===========

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


                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997


NOTE F - SENIOR SECURED NOTES AND NOTES PAYABLE - Continued

     During 1998, in connection with the repayment of debt related to proceeds of the Offering, the Company incurred $2,055,000 of prepayment penalties. The Company wrote off $667,000 of unamortized deferred financing costs related to the extinguished debt. During the fourth quarter of 1998, the Company used the proceeds from the initial funding of the Receivables to pay off $20.0 million of outstanding notes payable. The Company incurred $2,029,000 of prepayment penalties and wrote off $613,000 of unamortized deferred financing costs. These expenses have been reflected as extraordinary losses in the accompanying statement of operations for the year ended December 31, 1998.

     Notes payable at December 31, 1999 and 1998 consist of the following:

                                                         1999             1998
                                                     ------------     ------------
         Equipment loans payable with interest
         payable at fixed rates of 12.75%
         to 13.05%, payable in 48 equal monthly
         installments of principal and interest,
         collateralized by furniture and equipment,
         due 2000 to 2001                            $    351,000     $    621,000
                                                     ============     ============

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

                        December 31, 1999, 1998 and 1997

NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  LEASES

     The Company leases commercial real estate to various retail operators, for the operation of a shopping mall, under various lease agreements that expire through January 2009. Future minimum rental income expected to be recognized from noncancellable operating leases on a straight-line basis as of December 31, 1999, is as follows:

       YEAR ENDING DECEMBER 31,

                2000                                                 $   468,000
                2001                                                     338,000
                2002                                                     155,000
                2003                                                      96,000
                2004                                                      44,000
                Thereafter                                                84,000
                                                                     -----------
                Total future minimum rentals                         $ 1,185,000
                                                                     ===========

    The Company has various operating lease agreements, primarily for its home office, sales offices and land at its Palm Springs, California resort. These obligations generally have remaining noncancellable terms of five years or less, except the land lease which has a sixty-five year term. Future minimum lease payments are as follows for the years ending December 31:

       2000                                                          $   983,000
       2001                                                              906,000
       2002                                                              715,000
       2003                                                              577,000
       2004                                                              380,000
       Thereafter                                                      8,327,000
                                                                     -----------
                                                                     $11,888,000
                                                                     ===========

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

NOTE K - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                    --------------------------------------------------------------------------
                         1ST            2ND            3RD             4TH           TOTAL
                    ------------    ------------   ------------   ------------    ------------
Revenues            $ 21,601,000    $ 33,848,000   $ 35,885,000   $ 26,132,000    $117,466,000
Total expenses        22,639,000      30,889,000     32,633,000     30,593,000     116,754,000
                    ------------    ------------   ------------   ------------    ------------

Net income (loss)   $ (1,038,000)   $  2,959,000   $  3,252,000   $ (4,461,000)   $    712,000
                    ============    ============   ============   ============    ============

                                   (Continued)

                                Epic Resorts, LLC

                        December 31, 1999, 1998 and 1997




NOTE K - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - Continued

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                        -------------------------------------------------------------------------
                                             1ST            2ND            3RD            4TH           TOTAL
                                        ------------   ------------   ------------    ------------   ------------
       Revenues                         $ 10,109,000   $ 12,484,000   $ 14,333,000    $ 23,348,000   $ 60,274,000
       Total expenses (1)                  8,194,000      9,623,000     15,174,000      18,818,000     51,809,000
       Income (loss) before minority
          interest  and extraordinary
          loss                             1,915,000      2,861,000       (841,000)      4,530,000      8,465,000
       Minority interest (2)                 543,000        647,000           --              --        1,190,000
       Extraordinary loss (3)                   --             --        2,722,000       2,642,000      5,364,000
                                        ------------   ------------   ------------    ------------   ------------

       Net income (loss)                $  1,372,000   $  2,214,000   $ (3,563,000)   $  1,888,000   $  1,911,000
                                        ============   ============   ============    ============   ============

     ------------------------------------
     (1) Expenses during the 3rd quarter of 1998 include start-up and staffing costs incurred prior to the commencement of sales operations at the newly acquired resorts.

     (2) On June 30, 1998, the Company completed the buyout of minority interest upon the acquisition of all of the minority partner's interest in Daytona Beach Regency. Ltd.

     (3) Represents the extraordinary losses on the early repayments of existing company indebtedness, including prepayment penalties and write-off of unamortized deferred, financing costs (see note F to the consolidated financial statements).

NOTE L - RESTATEMENT

     The financial statements at and for the year ended December 31, 1999 have been restated to reflect a correction in the manner in which $1,382,000 of financing fees associated with the December 1999 securitization transaction (note C) were originally recorded. These fees were previously capitalized and included in deferred financing costs on the December 31, 1999 consolidated balance sheet. It has been determined that those fees should have been reflected as a reduction of the gain on sale of receivables on the consolidated statement of income for the year ended December 31, 1999. Accordingly, the deferred financing costs, gain on sale of receivables and other financing income, and net income reported on the December 31, 1999 consolidated balance sheet and consolidated statement of income have each been reduced by $1,382,000.


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

NAME                          AGE             POSITION
----                          ---             --------
Thomas F. Flatley..........   48  President and Chief Executive Officer
Scott J. Egelkamp..........   41  Vice President and Chief Financial Officer

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

                                              FISCAL                        ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR     SALARY      BONUS  COMPENSATION
---------------------------                   ------    ------      -----  ------------
                                              ANNUAL COMPENSATION
                                              -------------------
Thomas F. Flatley............................  1999     $280,000        -             -
President and Chief Executive                  1998     $280,000
 Officer                                       1997        (a)          -             -
Scott J. Egelkamp............................  1999     $125,000        -             -
Vice President and Chief Financial             1998     $125,000
  Officer                                      1997     $125,000        -             -

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

(c)      EXHIBITS

    EXHIBIT
    NUMBER  DESCRIPTION OF DOCUMENT
    ------- -----------------------
        3.1 Certificate of Formation of Epic Resorts, LLC. (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-4, File No. 333-61433)

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

        4.4 First Supplemental Indenture, dated January 7, 1999 between Epic
            Resorts, LLC, Epic Capital Corp., the Subsidiary Guarantors signatory thereto, Epic Marketing, LLC, Epic Resorts"Vacation
            Showplace LLC, Epic Resorts Management, LLC and United States Trust
            Company of New York as trustee.

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

       10.8 Form of Epic Warrant Co. Warrant Certificate (included in and incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-4, File No. 333-61433)

       10.9 Form of Epic Resorts, LLC Warrant Certificate (included in and incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.10 Mortgage and Security Agreement, granted July 8, 1998 by Epic
            Resorts"Hilton Head, LLC, as mortgagor to United States Trust
            Company of New York, as trustee under the Indenture and mortgagee.
            (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.11 Deed of Trust, granted July 8, 1998 by Epic Resorts"Westpark Resort,
            LLC, as trustor to United Title of Nevada, as trustee for the benefit of United States Trust Company of New York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.12 Form of Leasehold Deed of Trust, Assignment of Leases and Rents
            Security Agreement and Fixture Filing, granted July , 1998 by Epic
            Resorts"Palm Springs Marquis Villas, LLC, as trustor to Barbara J.
            Goodman, Esq., as trustee for the benefit of United States Trust
            Company of New York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.13 Mortgage, granted July 8, 1998 by Daytona Beach Regency, Ltd., as mortgagor to United States Trust Company of New York, as trustee under the Indenture and mortgagee. (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-4, File No. 333-61433)

      10.14 Deed of Trust, granted July 8, 1998 by Epic Resorts"Scottsdale Links
            Resort, LLC, as trustor to Jones Osborn, II, Esq., as trustee for the benefit of United States Trust Company of New York, as trustee under the Indenture. (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-4, File No.
            333-61433)

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

         Supplemental information to be furnished with reports filed pursuant to
Section 15 of the Act by ants have not registered securities pursuant to Section 12 of the Act. No annual report or proxy statement covering last fiscal year has been or will be circulated to security holders.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPIC RESORTS, LLC
Date: March 31, 1999                By:


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

     SIGNATURE                            TITLE                              DATE
     ---------                            -----                              ----
                       President and Chief Executive Officer (Principal  March 31, 1999
                       Executive Officer)
 Thomas F. Flatley

                       Vice President and Chief Financial Officer        March 31, 1999
                       (Principal Financial and Accounting Officer)
 Scott J. Egelkamp

                       Managing Member                                   March 31, 1999

      Epic Membership Corp.
By: Thomas F. Flatley, President