Form 10-Q/A
period 2000-06-30
EPIC RESORTS LLC
filed 2001-04-19
CIK 1068052

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

================================================================================

     The Form 10-Q for the quarterly period ended June 30, 2000 is being amended to properly reflect accounting for financing fees associated with a December 1999 securitization transaction and to reflect certain 4th quarter 2000 adjustments in the three and six month periods ended June 30, 2000, as discussed in Note 5 to the consolidated financial statements.

                                EPIC RESORTS, LLC

                                      INDEX

                                                                                     PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets - June 30, 2000 and
          December 31, 1999 .......................................................   4

          Consolidated Statements of Income - Three and Six Months Ended
          June 30, 2000 and 1999 ..................................................   5

          Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 2000 and 1999 ..................................................   6

          Notes to Consolidated Financial Statements ..............................   7

ITEM 2.   Management's Discussion and Analysis of Consolidated Financial
          Condition and Results of Operations .....................................   8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ..............  14

PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ........................................  15

SIGNATURES

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                EPIC RESORTS, LLC
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,        December 31,
                                                                                2000              1999
                                                                            ------------      ------------
                                                                             (unaudited)
                                ASSETS
                                ------

Cash and cash equivalents                                                   $  1,795,000      $  2,359,000

Cash in escrow                                                                11,999,000        12,004,000

Investment in residual interests                                              42,363,000        29,465,000

Notes and mortgages receivable, net of allowance of $1,787,000 and
as $1,628,000of June 30, 2000 and December 31, 1999, respectively             12,931,000        11,874,000

Inventory                                                                     56,727,000        65,804,000

Property and equipment, net                                                   16,166,000        15,665,000

Deferred financing costs, net                                                  5,587,000         6,339,000

Other assets                                                                   7,170,000         4,659,000
                                                                            ------------      ------------

          Total assets                                                      $154,738,000      $148,169,000
                                                                            ============      ============

                    LIABILITIES AND MEMBER'S EQUITY
                    -------------------------------

Accounts payable                                                            $  4,212,000      $  2,794,000

Accrued expenses                                                                 843,000           987,000

Accrued interest payable                                                         736,000           736,000

Advance deposits                                                                  44,000            43,000

Deferred revenue                                                                 209,000           258,000

Notes payable                                                                    265,000           351,000

Senior secured notes payable                                                 128,022,000       127,825,000
                                                                            ------------      ------------

          Total liabilities                                                 $134,331.000       132,994,000
                                                                            ------------      ------------

Commitments and contingencies                                                          -                 -

Warrants                                                                       2,757,000         2,757,000

Member's equity                                                               17,650,000        12,418,000
                                                                            ------------      ------------

          Total liabilities and member's equity                             $154,738,000      $148,169,000
                                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      For the Three Months               For the Six Months
                                                                          Ended June 30                     Ended June 30
                                                                  ----------------------------      ----------------------------
                                                                      2000             1999             2000             1999
                                                                  -----------      -----------      -----------      -----------
Revenue:
     Sales of vacation points                                     $29,692,000      $23,224,000      $55,751,000      $38,875,000
     Resort operations                                              5,272,000        6,181,000       11,015,000        9,631,000
     Gain on sales of receivables and other financing income
                                                                    6,470,000        3,539,000       11,393,000        5,319,000
     Other income                                                     616,000          904,000        1,377,000        1,624,000
                                                                  -----------      -----------      -----------      -----------

                                                                   42,050,000       $33,848,00       79,536,000      $55,449,000
                                                                  -----------      -----------      -----------      -----------

Costs and expenses:
     Cost of sales of vacation points                               5,100,000        4,575,000        9,870,000        7,702,000
     Resort operations                                              6,575,000        6,862,000       13,122,000       10,542,000
     Selling and marketing costs                                   14,057,000       10,007,000       26,129,000       16,655,000
     General and administrative                                     6,816,000        3,424,000       12,869,000        6,722,000
     Provision for doubtful accounts                                  770,000          673,000        1,408,000        1,408,000
     Depreciation                                                     420,000          170,000          816,000          382,000
     Financing and closing costs                                      478,000          375,000          629,000          515,000
     Interest expense                                               4,661,000        4,803,000        9,321,000        9,602,000
                                                                  -----------      -----------      -----------      -----------

                                                                   38,877,000       30,889,000       74,164,000       53,528,000
                                                                  -----------      -----------      -----------      -----------
Net income                                                        $ 3,173,000      $ 2,959,000      $ 5,372,000      $ 1,921,000
                                                                  ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                EPIC RESORTS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 For the six months
                                                                                                    ended June 30
                                                                                           -------------------------------
                                                                                               2000               1999
                                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $  5,372,000       $  1,921,000
     Adjustments to reconcile net income to net cash used in operating activities-
          Depreciation                                                                          816,000            382,000
          Amortization of deferred financing costs                                              533,000            863,000
          Provision for doubtful accounts                                                     1,408,000         (1,408,000)
          Gain on sale of receivables and other financing income                            (11,393,000)        (5,319,000)
          Accretion of senior secured notes payable                                             197,000                  -
          Change in assets and liabilities--
               Notes and mortgages receivable                                               (32,363,000)       (17,264,000)
               Inventory                                                                      9,077,000          4,058,000
               Other assets                                                                  (2,511,000)         1,480,000
               Accounts payable                                                               1,418,000            771,000
               Accrued expenses                                                                (143,000)          (430,000)
               Advance deposits                                                                   1,000             18,000
               Deferred Revenue                                                                 (49,000)            34,000
                                                                                           ------------       ------------
               Net cash used in operating activities                                        (27,637,000)       (15,038,000)
                                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                                      (1,317,000)        (2,702,000)

     Investment in residual interests                                                       (12,898,000)        (7,122,000)
                                                                                           ------------       ------------
               Net cash used in investing activities                                        (14,215,000)        (9,824,000)
                                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                                                  (86,000)           (61,000)
     Cash escrows, net                                                                         (209,000)          (115,000)
     Proceeds from sale of receivables                                                       41,948,000         13,241,000
     Payment of financing costs                                                                (225,000)                 -
     Distributions to members                                                                  (140,000)          (140,000)
                                                                                           ------------       ------------
               Net cash provided by financing activities                                     41,288,000         12,925,000
                                                                                           ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (564,000)       (11,937,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                2,359,000         16,095,000
                                                                                           ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  1,795,000       $  4,158,000
                                                                                           ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid for Interest                                                                     $  8,470,000       $  8,647,000
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

5.   RESTATEMENT

     The financial statements at and for the three and six months ended June 30, 2000 have been restated to reflect a correction in the manner in which $444,000 of financing fees associated with the December 1999 securitization transaction were originally recorded. The fees were previously capitalized and included in deferred financing costs on the June 30, 2000 consolidated balance sheet. It has been determined that those fees should have been reflected as a reduction of the gain on sales of receivables for the six months ended June 30, 2000. Deferred financing costs as originally reported have also been reduced by $1,382,000 to reflect the restatement of the December 31, 1999 consolidated financial statements with respect to fees associated with the securitization through December 31, 1999. These adjustments resulted in a $62,000 increase to net income for the three months ended June 30, 2000, and a $324,000 decrease to net income for the six months ended June 30, 2000, including the reversal of $62,000 and $121,000 of amortization expense for the three and six month periods ended June 30, 2000, respectively.

     In addition, cash in escrow has been reduced by $212,000 at June 30, 2000 to reflect a 4th quarter 2000 adjustment to mark to market cash in escrow associated with the December 1999 securitization, which should have been recorded at June 30, 2000. This adjustment resulted in a $79,000 increase in net income for the three months ended June 30, 2000 and a $212,000 decrease in net income for the six months ended June 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES: For the six months ended June 30, 2000, the Company generated total revenues of $79.5 million compared to $55.4 million for the six months ended June 30, 1999, an increase of $24.1 million, or 43.5%. This increase can be attributed to a $16.9 million increase in sales of Vacation Ownership Points to $55.8 million in 2000 from $38.9 million in 1999, an increase of 43.4% sales of Vacation Ownership. Vacation Ownership point sales continue to grow as the sales locations mature.

Resort operations revenue increased 14.6% to $11.0 million for the six months ended June 30, 2000 from $9.6 million for the comparable period in 1999, as a result of increased revenues from package sales and hotel operations. The Company has benefited from several marketing programs that have helped create exposure for the resorts and created new business during the first six months of 2000.

Gains on sales of receivables increased to $11.4 million for the six months ended June 30, 2000 from $5.3 million for the comparable prior period. This increase is attributable to the higher volume of sales that have been sold to the receivables facility.

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

GENERAL AND ADMINISTRATIVE: General and Administrative expenses increased to $12.9 million for the six months ended June 30, 2000 from $6.7 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 16.2% for the six months ended June 30, 2000 from 12.1% for the comparable period in 1999 primarily as a result of increased staffing to support the company's sales and marketing locations.

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

     (a) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EPIC RESORTS, LLC


Dated: April 18, 2000                  By:   /s/ Scott J. Egelkamp
      -----------------------              --------------------------
                                             Scott J. Egelkamp
                                             Vice President and Chief Financial
                                             Officer Duly Authorized Principal
                                             Financial Officer