Form 10-Q
period 2001-03-31
EPIC RESORTS LLC
filed 2001-05-15
CIK 1068052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 2001

                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _____________________

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 31, 2001, 1,118,000 membership interests of the registrant were outstanding.

                                EPIC RESORTS, LLC

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                                           PAGE
ITEM 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - March 31, 2001 (unaudited) and
              December  31, 2000...............................................................................3

              Consolidated Statements of Operations (unaudited) - Three Months Ended
              March 31, 2001 and 2000..........................................................................4

              Consolidated Statements of Cash Flows (unaudited) - Three Months Ended
              March 31, 2001 and 2000..........................................................................5

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

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk......................................12


PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K................................................................13


SIGNATURES

EXHIBIT INDEX


                                Epic Resorts, LLC

                           CONSOLIDATED BALANCE SHEETS



                                                                                   March 31         December 31
                                                                                      2001              2000
                                                                                 ------------      ------------
                                                                                  (unaudited)
ASSETS
CASH AND CASH EQUIVALENTS                                                        $  2,637,000      $    738,000

CASH IN ESCROW                                                                     12,736,000        12,415,000

INVESTMENT IN RESIDUAL INTERESTS                                                   71,418,000        58,417,000

NOTES AND MORTGAGES RECEIVABLE, net of allowance of $2,471,000
  and $2,128,000 as of March 31,2001 and December 31, 2000 , respectively          16,918,000        15,275,000

INVENTORY                                                                          48,092,000        53,269,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,807,000
  and $7,163,000 as of March 31, 2001 and December 31, 2000 respectively           17,957,000        18,181,000

DEFERRED FINANCING COSTS, net of accumulated amortization of
  $3,965,,000 and $3,598,000 as of March 31, 2001 and
  December 31, 2000 respectivel                                                     5,251,000         5,593,000

OTHER ASSETS                                                                        6,882,000         7,855,000
                                                                                 ------------      ------------

Total assets                                                                     $181,891,000      $171,743,000
                                                                                 ============      ============

LIABILITIES AND MEMBER'S EQUITY

ACCOUNTS PAYABLE                                                                 $  5,617,000      $  5,108,000

ACCRUED EXPENSES                                                                    3,497,000         2,699,000

ACCRUED INTEREST PAYABLE                                                            5,094,000           736,000

DEFERRED REVENUE                                                                      140,000           174,000

NOTES PAYABLE                                                                      10,375,000        10,046,000

SENIOR SECURED NOTES PAYABLE                                                      128,318,000       128,219,000
                                                                                 ------------      ------------

Total liabilities                                                                 153,041,000       146,982,000

WARRANTS                                                                            2,757,000         2,757,000

MEMBER'S EQUITY                                                                    26,093,000        22,004,000
                                                                                 ------------      ------------

Total liabilities and member's equity                                            $181,891,000      $171,743,000
                                                                                 ============      ============


                                Epic Resorts, LLC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               For the three months ended March 31, 2001 and 2000




                                                                             2001                   2000
                                                                         -----------            -----------
REVENUE
 Sales of vacation points and ownership interests                         $31,359,000            $26,059,000
 Resort operations                                                          4,296,000              5,764,000
 Gains on sales of receivables and other financing income                   6,342,000              4,924,000
 Interest income                                                              271,000                207,000
 Other income                                                                 409,000                533,000
                                                                          -----------            -----------
                                                                           42,677,000             37,487,000
COSTS AND EXPENSES
 Cost of sales of vacation points and ownership interests                   5,285,000              4,770,000
 Resort operations                                                          3,818,000              6,549,000
 Selling and marketing costs                                               15,213,000             12,072,000
 General and administrative expenses                                        6,775,000              6,052,000
 Provision for doubtful accounts, net of recoveries                         1,051,000                638,000
 Depreciation                                                                 644,000                396,000
 Financing and closing costs                                                  527,000                151,000
 Interest expense                                                           5,205,000              4,660,000
                                                                          -----------            -----------
                                                                           38,518,000             35,288,000
                                                                          -----------            -----------
    NET INCOME                                                              4,159,000              2,199,000
                                                                          ===========            ===========

                                Epic Resorts, LLC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2001 and 2000


                                                                            2001               2000
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                               4,159,000       $  2,199,000
 Adjustments to reconcile net income to net cash used in
   operating activities
  Depreciation                                                              644,000            396,000
  Amortization of financing costs                                           367,000            267,000
  Provision for doubtful accounts                                         1,051,000            638,000
  Accretion of senior secured notes payable                                  99,000             99,000
  Gains on sales of receivables and other financing income               (6,342,000)        (4,924,000)
  Minority interest
  Changes in assets and liabilities
                                                                        (16,680,000)       (16,051,000)
    Inventory                                                             5,177,000          4,585,000
    Other assets                                                            970,000         (1,185,000)
    Accounts payable                                                        509,000            301,000
    Accrued expenses                                                        799,000           (563,000)
    Accrued interest payable                                              4,358,000          4,225,000
    Deferred revenue                                                        (34,000)           (45,000)
                                                                       ------------       ------------

      Net cash used in operating activities                              (4,923,000)       (10,058,000)
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (420,000)          (712,000)
  Investment in residual interest                                       (13,001,000)        (6,162,000)
                                                                       ------------       ------------

      Net cash used in investing activities                             (13,421,000)        (6,874,000)
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable and bridge loan                                 (48,000)           (43,000)
  Proceeds from sales of receivables                                     20,330,000         19,950,000
  Cash escrows, net                                                        (321,000)        (1,667,000)
  Payment of  financing costs                                               (25,000)           (75,000)
  Proceeds from notes payable                                               377,000
  Distributions to sole member                                              (70,000)           (70,000)
                                                                       ------------       ------------

      Net cash provided by financing activities                          20,243,000         18,095,000
                                                                       ------------       ------------

      NET INCREASE IN CASH
        AND CASH EQUIVALENTS                                              1,899,000          1,163,000

Cash and cash equivalents, beginning of period                              738,000          2,359,000
                                                                       ------------       ------------

Cash and cash equivalents, end of period                               $  2,637,000       $  3,522,000
                                                                       ============       ============
Supplemental disclosure of cash flow information
  Interest paid                                                        $    388,000       $     11,000
                                                                       ============       ============


                                EPIC RESORTS, LLC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1.   BASIS OF PRESENTATION:

     The consolidated financial statements have been prepared by the Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

3.   SALES OF NOTES AND MORTGAGES RECEIVABLE:

     During the three months ended March 31, 2001, EPIC sold $27,077,000 of notes and mortgages receivables as part of its Vacation Ownership Loan Participation Facility ("Receivables Facility"). Under this Receivables Facility, EPIC sells its Vacation Ownership Interest Receivables on a non-recourse basis to EPIC Master Funding Corporation ("EPIC Funding"), a wholly-owned subsidiary which is a qualifying special purpose entity as defined in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Receivables Facility provide for advance rates of 88% of the lesser of (i) unpaid principal balance of the receivables sold or (ii) the market value of such receivables as determined by the financial institution. The Receivable Facility contains a customary provision requiring the substitution of collateral in an equal amount if receivables become 60 days past due.

     At March 31, 2001, the retained interests were valued by the Company assuming discount rates of 12.5%, including estimated defaults and prepayments applied to the residual cash flows. The Company accounts for this investment as a trading security in accordance with SFAS No. 115, "Accounting for Certain Investments and Debt Securities". The Company records the initial changes in the fair value of the investment subsequent to sales as other financing income, which is a component of gains on sales of receivables and other financing income in the consolidated statements of income.

4.   INVESTMENT IN RESIDUAL INTERESTS:

     The Company's investment in residual interests, which are classified as a trading security consist of retained interests in notes and mortgages receivable sold to others through a special purpose entity and residual interests in the Interest Only Strips related to the notes receivable. The components as of March 31 are as follows:

                                                          2001             2000
                                                       ----------       ----------
   Retained Interests                                  22,945,000       18,093,000
   Carrying value of Interest Only Strips              48,473,000       40,324,000
                                                       ----------       ----------

                                                       71,418,000       58,417,000
                                                       ==========       ==========

     Gains on sales of receivables and other financing income consist of gains on sales of notes and mortgages receivables, the unrealized gains or losses on the change in fair value of the interest only strips as well as changes in the fair value of the investment in residual interests. In addition, other financing income includes interest income on the Interest Only Strips and the initial increase in fair value on the investment in residual interests subsequent to the sale of notes and mortgage receivable. The components of gains on sales of receivable and other financing income for the months ended March 31 are as follows:

                                                                      2001            2000
                                                                   ---------      ----------
   Gains on Sales of Receivable                                    5,262,000       4,465,000
   Unrealized gain or (loss) on Interest Only Strips                 599,000       (177,000)
   Other financing income                                            481,000         636,000
                                                                   ---------      ----------
                                                                   6,342,000       4,924,000
                                                                   =========       =========


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

BUSINESS

HISTORY AND OWNERSHIP

     EPIC Resorts, LLC, a Delaware limited liability company (the "Company"), was formed in June 1998 to merge with the ownership of the London Bridge Resort and the Daytona Beach Regency and their vacation ownership acquisition and development businesses. London Bridge Resort was acquired in 1986 by London Bridge Resort, Inc., a Delaware corporation wholly owned by Thomas F. Flatley, the Company's President. In April 1996, the Daytona Beach Regency Resort was acquired by Daytona Beach Regency, Ltd., a limited partnership.

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

     The Company's resorts are located in Las Vegas, Nevada; Scottsdale, Arizona; Palm Springs, California; Daytona Beach, Florida; Lake Havasu City, Arizona; and Hilton Head, South Carolina.

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

     OFF-SITE SALES CENTERS: The Company currently operates off-site sales centers in Torrance, California; Schaumburg, Illinois, Minnetonka, Minnesota and in Philadelphia, Pennsylvania. The Company opened its fifth center in Detroit, Michigan in the second quarter of 2001 and plans to add its sixth and seventh centers by the end of 2001. The Company currently intends to locate these planned sales centers in major metropolitan areas, which can be conveniently toured during evenings and weekends. These centers, which are leased by the Company, are generally more cost effective because they reduce the need for on-site tours of the Company's resorts and are more easily accessible to the Company's target customers.

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

RESULTS OF OPERATIONS

     The following analysis by the management of EPIC Resorts summarizes the significant changes in the results of operations presented in the statements of operations for the three months ended March 31, 2001 and 2000 and presents an analysis of the financial condition of as of March 31, 2001.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUES. For the three months ended March 31, 2001, the Company generated total revenues of $42.7 million compared to $37.5 million for the three months ended March 31, 2000, an increase of $5.2 million, or 13.9%. This increase can be attributed to a $5.3 million increase in sales of Vacation Ownership Points to $31.3 million in 2001 from $26.1 million in 2000, an increase of 19.9% sales of Vacation Ownership Points. Vacation Ownership Point sales continue to grow as the Company continues to expand.

Resort operations revenue decreased 25.5% to $4.3 million for the three months ended March 31, 2001 from $5.7 million for the comparable period in 2000, as a result of a decrease of $2.3 million from package sales which has been discontinued and an increase of $.9 million of revenue from hotel operations. The Company continues to develop marketing programs to attract guests using print media as well as internet sites.

Gains on sales of receivables and other financing income increased to $6.3 million for the three months ended March 31, 2001 from $4.9 million for the comparable prior period. This increase is attributable to the higher volume of sales that have been sold to the receivables facility.

Interest income increased 50.0% to $0.3 million for the three months ended March 31, 2001 from $0.2 million for the three months ended March 31, 2000. This increase can be attributed to additional interest being covered by invested cash.

Other income decreased 20.0% to $0.4 million for the three months ended March 31, 2001 from $0.5 million for the comparable period in 2000, due to a decrease in other revenue sales, by $.1 million.

COST OF SALES. Cost of sales for Vacation Ownership Interests as a percentage of sales of Vacation Ownership Interests decreased to 16.7% for the three months ended March 31, 2001 from 18.3% for the comparable period in 2000. This decrease was attributable to the increase in the average sales price of Vacation Ownership Points at the resorts.

RESORT OPERATIONS EXPENSE. Resort operations expense decreased 41.5% to $3.8 million for the three months ended March 31, 2001 from $6.5 million for the comparable period in 2000, reflecting in part decreased expenses to support the package sales.

SELLING AND MARKETING. Selling and marketing expenses (including commissions) as a percentage of Sales of Vacation Ownership Points increased to 48.5% for the three months ended March 31, 2001 from 46.3% for the comparable period in 2000. This increase was primarily a result of the marketing costs incurred to generate additional tour flow as well as expenditures relating to the opening of the Detroit Sales Center.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased to $6.8 million for the three months ended March 31, 2001 from $6.0 million for the comparable period in 2000. The increase in expenses is attributed to establishing the proper support to maintain the Company's growth strategy. As a percentage of revenues, general and administrative expenses decreased to 15.9% for the three months ended March 31, 2001 from 16.1% for the comparable period in 2000.

INTEREST EXPENSE. Interest expense increased to $5.2 million for the three months ended March 31, 2001 from $4.7 million for the comparable period in 2000, which reflects the increased indebtedness from the Notes Payable.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts as a percentage of financed sales of Vacation Ownership Points increased to 3.9% for the three months ended March 31, 2001 from 3.0% for the comparable period in 2000. This decrease is attributed to the Company's continuing review of its Receivables Portfolio and its consistent policy in adjusting for allowances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from operations through the sale and financing of membership interests in Epic Vacation Club, resort operations and transient rental of resort accommodations. With respect to the sale of Vacation Ownership Interests, Epic generates cash from operations from customer down payments and third party financing of customer mortgages receivable. The Company expects to generate additional cash flow from its Vacation Ownership Interests Receivable portfolio through receipt of the spread between the yield on such portfolio and the cost of its receivables facility upon completion of securitizations of such receivables.

     The Company requires funds to finance the acquisition and development of resorts and related inventory, and to finance customer purchases of Vacation Ownership Interests. These funds are provided by Epic's non-recourse vacation ownership loan participation facility. Under this receivables facility, Epic sells Vacation Ownership Interest receivables to a limited purpose, bankruptcy remote subsidiary of Epic, and a financial institution purchases from the subsidiary participation interests in such receivables. The proceeds from the sale of the participation interests are paid to Epic as consideration for the receivables sold to the subsidiary. The receivables facility provides for advance rates up to 88% of the lesser of (i) unpaid principal balance of the receivables sold to the subsidiary or (ii) the market value of such receivables as determined by the financial institution. The receivables facility provides non-recourse interim funding for the Vacation Ownership Interests receivables pending their permanent funding through receivables securitization transactions.

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

     The Company may from time to time repurchase the Notes in the open market and in privately negotiated transactions. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with property acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as management deems prudent. The Company's credit facilities and the indenture for the Notes include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, covenants concerning net worth and fixed charge coverage requirements and debt to equity ratios and events of default.

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

     The Company calculates its gain on sales based on a floating interest rate as well as other factors including, but not limited to the coupon rate, remaining contractual life of the receivables sold and assumption made by the Company regarding discount rates. The Company believes its assumptions are appropriate however the fair market value of the residual interests would be impacted by a hypothetical change in interest rates of 1% by $2.6 million. The Company recalculates the fair value of the instrument quarterly and adjusts the instrument accordingly.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EPIC RESORTS, LLC




Dated: May 15, 2001               By: /s/ Scott J. Egelkamp
       ------------                  -----------------------
                                     Scott J. Egelkamp
                                     Vice President and Chief Financial Officer
                                     Duly Authorized Principal Financial Officer